Form 10-Q
period 2008-03-31
WILLIAMS PIPELINE PARTNERS L.P.
filed 2008-05-01
CIK 1411583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33917

Williams Pipeline Partners L.P.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0834035
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Williams Center, Tulsa, Oklahoma	74172-0172
(Address of principal executive offices)	(Zip Code)

(918) 573-2000
(Registrant’s telephone number, including area code)

NO CHANGE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The registrant had 22,605,668 common units and 10,957,900 subordinated units outstanding as of April 28, 2008.

WILLIAMS PIPELINE PARTNERS L.P.

FORWARD-LOOKING STATEMENTS

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

All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:

•	amounts and nature of future capital expenditures;

•	expansion and growth of our business and operations;

•	business strategy;

•	cash flow from operations or results of operations;

•	rate case filing; and

•	power and natural gas prices and demand.

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

•	We may not have sufficient cash from operations to enable us to pay the minimum distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

•	The amount of cash we have available for distribution depends primarily on our cash flow, and not solely on profitability.

•	We and The Williams Companies, Inc. (Williams) jointly control Northwest Pipeline GP (Northwest).

•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves) market demand, volatility of prices, and increased costs of capital.

•	Inflation, interest rates, and general economic conditions.

•	The strength and financial resources of our and Northwest’s competitors.

•	The development of alternative energy sources.

•	The impact of operational and development hazards.

•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities, litigation, and rate proceedings.

•	Increasing maintenance and construction costs.

•	Changes in the current geopolitical situation.

•	Risks related to strategy and financing, including restrictions stemming from Northwest’s debt agreements and future changes in Northwest’s credit ratings.

•	Risk associated with future weather conditions and acts of terrorism.

•	Williams controls our general partner, which has sole responsibility for conducting our business and managing our operations. Williams, our general partner, and their respective affiliates have conflicts of interest with us and limited fiduciary duties, and they may favor their own interests to the detriment of our unitholders.

•	The credit and risk profile of our general partner, and its owner, Williams, could adversely affect our or Northwest’s credit ratings.

•	Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

•	Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by states and localities.

•	Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

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

In addition to causing our actual results to differ, the factors listed above may cause our intentions to change from those statements of intention set forth in this report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions, or otherwise.

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WILLIAMS PIPELINE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2008	2007
		(Predecessor)
	(Thousands of dollars, except per-unit amounts)
	(Unaudited)

General and administrative expense	$500	$—
Earnings from Northwest Pipeline GP through January 23, 2008 (Predecessor)	4,002	8,175
Equity earnings from investment in Northwest Pipeline GP January 24 through March 31, 2008	9,353	—

Net income	$12,855	$8,175

Allocation of 2008 net income used for earnings per unit calculation:
Net income	$12,855
Net income applicable to the period through January 23, 2008	4,002

Net income applicable to the period January 24 through March 31, 2008	8,853
Allocation of net income (loss) to general partner	(187)

Allocation of net income to limited partners	$9,040

Basic and diluted net income per limited partner unit:
Common units	$0.27
Subordinated units	$0.27
Weighted average number of units outstanding:
Common units	22,605,006
Subordinated units	10,957,900

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Predecessor)
	(Thousands of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$858	$—
Accounts receivable — affiliate	371	—
Prepaid expense	199	—

Total current assets	1,428	—
Investment in Northwest Pipeline GP	425,308	414,966
Deferred costs	—	1,689

Total assets	$426,736	$416,655

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$561	$—
Affiliate	160	1,689

Total current liabilities	721	1,689
Partners’ capital	426,015	414,966

Total liabilities and partners’ capital	$426,736	$416,655

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
		(Predecessor)
	(Thousands of dollars)
	(Unaudited)

OPERATING ACTIVITIES:
Net income	$12,855	$8,175
Adjustment to reconcile to cash provided by operations:
Equity earnings from investment in Northwest Pipeline GP	(13,355)	(8,175)
Distributions related to equity earnings from investment in Northwest Pipeline GP	3,088	—
Cash provided (used) by changes in assets and liabilities:
Other current assets	(199)	—
Accounts payable	721	—
Other	33	—

Net cash provided by operating activities	3,143	—

INVESTING ACTIVITIES:
Purchase of 15.9% general partnership interest in Northwest Pipeline GP	(300,900)	—

Net cash used by investing activities	(300,900)	—

FINANCING ACTIVITIES:
Distributions paid	(3,088)	—
Proceeds from sale of common units	336,520	—
Offering costs	(3,797)	—
Redemption of common units held by general partner	(31,020)	—

Net cash provided by financing activities	298,615	—

Increase in cash and cash equivalents	858	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$858	$—

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Contribution of 19.1% in Northwest Pipeline GP	$(115,020)	$—
Issuance of units to Williams Pipeline GP LLC	115,020	—

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

					Accumulated
	Pre-IPO				Other	Total
	Owner’s	Limited Partner		General	Comprehensive	Partners’
	Equity	Common	Subordinated	Partner	Income	Capital
	(Thousands of dollars)
	(Unaudited)

Balance — January 1, 2008 (Predecessor)	$414,966	$—	$—	$—	$—	$414,966
Net income attributable to the period through January 23, 2008	4,002	—	—	—	—	4,002
Pre-IPO distribution	(3,088)	—	—	—	—	(3,088)
Other comprehensive loss attributable to the period through January 23, 2008	40	—	—	—	—	40

Balance — January 23, 2008 (Predecessor)	415,920	—	—	—	—	415,920
Contribution of net assets of predecessor companies	(115,020)	(26,392)	133,094	8,318	—	—
Purchase of 15.9% general partnership interest in Northwest Pipeline GP	(300,900)	—	—	—	—	(300,900)
Issuance of units to public	—	336,520	—	—	—	336,520
Offering costs	—	(3,797)	—	—	—	(3,797)
Redemption of common units by general partner	—	(31,020)	—	—	—	(31,020)
Other comprehensive income attributable to the period
January 24 through March 31, 2008:
Net unrealized gain on cash flow hedge	—	—	—	—	(4)	(4)
Pension benefits:
Amortization of net actuarial loss	—	—	—	—	34	34
Amortization of prior service cost	—	—	—	—	5	5

Total comprehensive income						35

Net income attributable to the period January 24 through March 31, 2008	—	6,088	2,952	(187)	—	8,853
Contributions pursuant to the omnibus agreement	—	—	—	371	—	371
Other	—	33	—	—	—	33

Balance — March 31, 2008	$—	$281,432	$136,046	$8,502	$35	$426,015

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Basis of Presentation

Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or like terms refer to Williams Pipeline Partners L.P. (the Partnership), its subsidiaries, and the operations of Northwest Pipeline GP (Northwest), in which we own a 35 percent interest. When we refer to Northwest by name, we are referring exclusively to Northwest Pipeline GP and its consolidated affiliate, Northwest Pipeline Services LLC.

We are a Delaware limited partnership formed on August 31, 2007 to own and operate natural gas transportation and storage assets, including a minority ownership interest in Northwest. The 35 percent of Northwest owned by us was owned by The Williams Companies, Inc. (Williams) prior to the initial public offering (IPO) of our common units in January 2008. As of March 31, 2008, Williams, through its subsidiary, Williams Pipeline GP LLC, owns a 2 percent general partner interest and a 45.7 percent limited partner interest in us.

On January 24, 2008 we completed our IPO of 16,250,000 units representing limited partner interests in us at a price of $20.00 per unit ($18.80 net of underwriters’ discount). Concurrent with the closing of the IPO, (i) the public through the underwriters of the offering contributed $325.0 million ($305.5 million net of the underwriters’ discount) to us in exchange for 16,250,000 common units, representing a 47.5 percent limited partner interest in us, (ii) we purchased from Northwest a 15.9 percent general partnership interest in Northwest, and (iii) a 19.1 percent interest in Northwest was contributed to us by Williams Pipeline GP LLC, our General Partner, in exchange for 6,350,668 common units, 10,957,900 subordinated units, 684,869 units representing a 2 percent general partner interest in us, and all of our incentive distribution rights. On February 15, 2008, the underwriters of the offering exercised their right to purchase an additional 1,650,000 common units from us, for $33.0 million ($31.0 million net of the underwriters’ discount), to cover over-allotments. The underwriters purchased the common units pursuant to that option on February 21, 2008 at the IPO price, net of underwriting discounts, of $18.80 per unit. Concurrently with the exercise of the option and in accordance with the terms of the Contribution, Conveyance and Assumption Agreement entered into in connection with the closing of the IPO, the Partnership redeemed 1,650,000 common units held by the General Partner.

Because the Northwest interests were acquired from an affiliate of Williams, the transaction was between entities under common control, and has been accounted for at historical cost. Accordingly, our consolidated financial statements and notes reflect the combined historical results of our investment in Northwest for all periods presented.

Our proportionate share of operating results is reflected as equity earnings from investment in Northwest in our financial statements beginning January 24, 2008, the effective date of the IPO. The general and administrative expenses reflected in our 2008 financial statements are attributable to the period January 24 through March 31, 2008. The financial information that precedes January 24, 2008 is referred to as “Predecessor”. The historical financial statements for the Predecessor, as the financial statement predecessor to the Partnership, reflect the ownership of the 35 percent investment in Northwest using the equity method of accounting. These Predecessor financial statements have been prepared from the books and records of Northwest and are not necessarily indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during these periods, nor are they necessarily indicative of future operating results.

The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K, filed February 29, 2008, for the year ended December 31, 2007. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2008, and results of operations and cash flows for the three months ended March 31, 2008 and 2007. All intercompany transactions have been eliminated.

WILLIAMS PIPELINE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2.	Allocation of Net Income and Distributions

The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statement of Partners’ Capital, for the period January 24 through March 31, 2008 is as follows (in thousands):

Allocation to general partner:
Net income for the period January 24, 2008 through March 31, 2008	$8,853
Charges direct to general partner:
Reimbursable general and administrative costs	371

Income subject to 2% allocation of general partner interest	9,224
General partner’s share of net income	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	184
Incentive distributions paid to general partner*	—
Direct charges to general partner	(371)

Net income (loss) allocated to general partner	$(187)

Net income for the period January 24, 2008 through March 31, 2008	$8,853
Net income (loss) allocated to general partner	(187)

Net income allocated to limited partners	$9,040

*	Under the “two class” method of computing earnings per share prescribed by SFAS No. 128, “Earnings Per Share,” earnings are to be allocated to participating securities as if all of the earnings for the period had been distributed. As a result, the general partner receives an additional allocation of income in quarterly periods where an assumed incentive distribution, calculated as if all earnings for the period had been distributed, exceeds the actual incentive distribution. There were no assumed incentive distributions for the three months ended March 31, 2008. The resulting allocation of income for the calculation of earnings per limited partner unit is shown on the Consolidated Statements of Income.

Common and subordinated unitholders share equally, on a per-unit basis, in the net income allocated to limited partners for the three months ended March 31, 2008.

We have authorized payment of the following cash distribution during 2008 (in thousands, except for per unit amounts):

				General Partner
					Incentive
	Per Unit	Common	Subordinated		Distribution	Total Cash
Payment Date	Distribution	Units	Units	2%	Rights	Distribution

5/15/2008(a)	$0.2242	$5,068	$2,457	$154	$—	$7,679

(a)	The board of directors of our general partner declared this cash distribution on April 24, 2008 to be paid on May 15, 2008 to unit holders of record at the close of business on May 7, 2008.

WILLIAMS PIPELINE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.	Credit Facilities

At the closing of the IPO on January 24, 2008, we entered into a $20 million working capital credit agreement with Williams as the lender. The facility will be available exclusively to fund working capital borrowings. The initial maturity date of the facility will be the 365th day following the effective date of the agreement but may be extended for another 365-day period upon notice as provided in the agreement. The interest rate on all borrowings will be the one-month London Interbank Offered Rate (LIBOR) determined the date of the borrowing. The borrowings may be repaid prior to the end of the one-month LIBOR rate period. If a borrowing is not repaid within one month, the interest rate for such borrowing will be adjusted to the one-month LIBOR rate 30 days after the most recent borrowing. We will pay a commitment fee to Williams on the unused portion of the credit agreement of 0.25 percent annually. We will be required to reduce all borrowings under our working capital credit agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the facility. At March 31, 2008, we have no outstanding borrowings under the working capital credit facility.

Note 4.	Recent Accounting Standards

In March 2008, the FASB ratified the decisions reached by the EITF with respect to EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF 07-4 establishes, among other things, that the calculation of earnings per unit should not reflect an allocation of undistributed earnings to the incentive distribution right (IDR) holders beyond amounts distributable to IDR holders under the terms of the partnership agreement. As described in “Note 2. Allocation of Net Income and Distributions,” we calculate earnings per unit as if all the earnings for the period have been distributed, which may result in an additional allocation of income to the general partner (the IDR holder) in quarterly periods where an assumed incentive distribution, calculated as if all earnings for the period had been distributed, exceeds the actual incentive distribution. Following the adoption of the guidance in EITF 07-4, we will no longer calculate assumed incentive distributions. The final consensus is effective beginning with the first interim period of the fiscal year beginning after December 15, 2008, and must be retrospectively applied to all periods presented. Early application is prohibited. Retrospective application of this guidance may result in a decrease in the income allocated to the general partner and an increase in the income allocated to limited partners for the amount any assumed incentive distribution exceeded the actual incentive distribution paid during that period. While certain of our historical periods’ earnings per unit may be impacted by this change, we believe this impact will not be significant.

Note 5.	Related Party Transactions

In January 2008, we received a distribution of $3.1 million from Northwest and made a distribution of $3.1 million to Williams prior to the closing of the IPO on January 24, 2008. Following the closing of the IPO on January 24, 2008, our general partner will give us a quarterly credit for general and administrative expenses under the terms of an omnibus agreement. The annual amounts of those credits are as follows: $2.0 million in 2008 (pro-rated for the portion of the year from January 24 to December 31), $1.5 million in 2009, $1.0 million in 2010 and $0.5 million in 2011. At March 31, 2008, a prorated amount of $0.4 million, is reflected in Accounts receivable — affiliate and as a capital contribution in our financial statements.

Note 6.	Deferred Costs

As of December 31, 2007, an affiliate of the Partnership had incurred $1.7 million of offering and related formation expenses on behalf of the Partnership. At December 31, 2007, the Partnership recorded these costs to deferred assets and recorded a payable to the affiliate. These deferred costs were reclassified in the first quarter of 2008 and recorded as a reduction to partners’ capital when the transactions for the IPO were recorded.

WILLIAMS PIPELINE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.	Comprehensive Income

Comprehensive income is as follows:

Three Months Ended
March 31, 2008
(Thousands of dollars)

Net income	$12,855
Reclassification of cash flow hedge gain into earnings	(4)
Pension benefits:
Amortization of prior service cost	5
Amortization of net actuarial loss	34

Total comprehensive income	$12,890

Note 8.	Northwest Pipeline GP Consolidated Financial Statements and Notes to Consolidated Financial Statements

Our general partnership interest in Northwest is our primary asset. As a result, we have included Northwest’s Consolidated Financial Statements and Notes to Consolidated Financial Statements.

NORTHWEST PIPELINE GP

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2008	2007
		(Restated)
	(Thousands of dollars)
	(Unaudited)

OPERATING REVENUES	$107,405	$103,043

OPERATING EXPENSES:
General and administrative	14,557	14,435
Operation and maintenance	17,456	15,390
Depreciation	21,660	20,487
Regulatory credits	(807)	(770)
Taxes, other than income taxes	5,373	4,184

Total operating expenses	58,239	53,726

Operating income	49,166	49,317

OTHER INCOME — net:
Interest income —
Affiliated	309	188
Other	4	210
Allowance for equity funds used during construction	27	928
Miscellaneous other income (expense), net	(30)	228

Total other income — net	310	1,554

INTEREST CHARGES:
Interest on long-term debt	9,949	12,336
Other interest	1,381	988
Allowance for borrowed funds used during construction	(12)	(559)

Total interest charges	11,318	12,765

INCOME BEFORE INCOME TAXES	38,158	38,106
PROVISION FOR INCOME TAXES	—	14,749

NET INCOME	$38,158	$23,357

See accompanying notes to consolidated financial statements.

NORTHWEST PIPELINE GP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(Thousands of dollars)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144	$497
Advance to affiliates	84,633	39,072
Accounts receivable —
Trade, less reserves of $0 for March 31, 2008 and $7 for December 31, 2007	37,919	40,689
Affiliated companies	309	3,514
Materials and supplies, less reserves of $181 for March 31, 2008 and December 31, 2007	9,905	10,344
Exchange gas due from others	9,670	10,155
Exchange gas offset	3,486	6,593
Prepayments and other	5,397	6,928

Total current assets	151,463	117,792

PROPERTY, PLANT AND EQUIPMENT, at cost	2,707,733	2,706,691
Less — Accumulated depreciation	876,029	864,999

Total property, plant and equipment	1,831,704	1,841,692

OTHER ASSETS:
Deferred charges	44,078	44,915
Regulatory assets	52,288	52,072

Total other assets	96,366	96,987

Total assets	$2,079,533	$2,056,471

LIABILITIES AND OWNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable —
Trade	$16,900	$32,055
Affiliated companies	9,742	13,056
Accrued liabilities —
Taxes, other than income taxes	12,362	7,935
Interest	11,396	4,517
Employee costs	6,109	12,106
Exchange gas due to others	13,156	16,748
Other	14,255	5,713

Total current liabilities	83,920	92,130

LONG-TERM DEBT, LESS CURRENT MATURITIES	693,769	693,736
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	86,677	84,989
CONTINGENT LIABILITIES AND COMMITMENTS
OWNERS’ EQUITY:
Owners’ capital	977,022	977,022
Retained earnings	258,074	228,739
Accumulated other comprehensive loss	(19,929)	(20,145)

Total owners’ equity	1,215,167	1,185,616

Total liabilities and owners’ equity	$2,079,533	$2,056,471

See accompanying notes to consolidated financial statements.

NORTHWEST PIPELINE GP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
		(Restated)
	(Thousands of dollars)
	(Unaudited)

OPERATING ACTIVITIES:
Net income	$38,158	$23,357
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	21,660	20,487
Regulatory credits	(807)	(770)
Provision for deferred income taxes	—	4,391
Amortization of deferred charges and credits	2,315	1,467
Allowance for equity funds used during construction	(27)	(928)
Reserve for doubtful accounts	(7)	—
Changes in:
Trade accounts receivable	2,777	(7,767)
Affiliated receivables, including income taxes in 2007	3,205	11
Exchange gas due from others	3,592	5,748
Materials and supplies	439	87
Other current assets	1,532	726
Deferred charges	(649)	(209)
Trade accounts payable	(4,166)	(679)
Affiliated payables, including income taxes in 2007	(3,314)	16,585
Exchange gas due to others	(3,592)	(5,748)
Reserve for rate refund	—	8,641
Other accrued liabilities	13,851	4,274
Other deferred credits	1,587	1,142

Net cash provided by operating activities	76,554	70,815

FINANCING ACTIVITIES:
Proceeds from sale of partnership interest	300,900	—
Distributions paid	(309,724)	—
Changes in cash overdrafts	(7,011)	(37,628)

Net cash used in financing activities	(15,835)	(37,628)

INVESTING ACTIVITIES:
Property, plant and equipment —
Capital expenditures	(13,444)	(48,092)
Proceeds from sales	1,911	2,173
Changes in accounts payable and accrued liabilities	(3,978)	3,705
(Advances to) repayments from affiliates	(45,561)	39,980

Net cash used in investing activities	(61,072)	(2,234)

Net (decrease) increase in cash and cash equivalents	(353)	30,953
Cash and cash equivalents at beginning of period	497	1,489

Cash and cash equivalents at end of period	$144	$32,442

See accompanying notes to consolidated financial statements.

NORTHWEST PIPELINE GP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies

General

The accompanying interim consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2008 and December 31, 2007, and results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K.

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

Corporate Structure and Control

On January 24, 2008, Williams Pipeline Partners L.P. (previously a wholly-owned subsidiary of The Williams Companies, Inc. (Williams)) completed its initial public offering of limited partnership units, the net proceeds of which were used to acquire a 15.9 percent interest in Northwest Pipeline GP (Northwest). Williams contributed 19.1 percent of its ownership in Northwest in return for limited and general partnership interests in Williams Pipeline Partners L.P. Northwest received net proceeds of $300.9 million on January 23, 2008 from Williams Pipeline Partners L.P. for the purchase of its 15.9 percent interest, and Northwest in turn made a distribution to Williams of $300.9 million. After these transactions, Northwest is owned 35 percent by Williams Pipeline Partners L.P. and 65 percent by WGPC Holdings LLC, a wholly-owned subsidiary of Williams. Through its ownership interests in each of our partners, Williams indirectly owns 81.7 percent of Northwest as of March 31, 2008.

In this report, Northwest Pipeline GP is at times referred to in the first person as “we”, “us” or “our.”

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Northwest and Northwest Pipeline Services LLC, a variable interest entity for which Northwest is the primary beneficiary.

Our 1983 acquisition by Williams was accounted for using the purchase method of accounting. Accordingly, Williams performed an allocation of the purchase price to our assets and liabilities, based on their estimated fair values at the time of the acquisition. Because we had significant outstanding public debt and preferred stock at the time of our acquisition by Williams, under the provisions of Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” we were not required to, and elected not to, push down the purchase price allocation in our financial statements. Beginning December 31, 2007, we elected to include Williams’ purchase price allocations in our financial statements. Accordingly, our March 31, 2007 financial statements have been restated to include the effects of Williams’ excess purchase price allocation. A reconciliation

NORTHWEST PIPELINE GP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

between our original basis in our assets and liabilities and our consolidated financial statements for the three months ended March 31, 2007 is as follows:

Thousands of
dollars

Income Statement
Net income, as previously reported	$23,980
Depreciation of purchase price allocation to property and equipment, net of income taxes	(623)

Net income, as restated	$23,357

Management believes this change in accounting is preferable as the push down of fair value purchase price allocations to the financial statements of an acquired entity is encouraged by Securities and Exchange Commission Staff Accounting Bulletin No. 54, and the fact that our financial statements are now included in the Form 10-K of Williams Pipeline Partners L.P., whose equity investment in us is reported based on Williams’ historical basis in us, including such purchase accounting adjustments.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, permitting entities to delay application of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted SFAS 157. We had no assets or liabilities measured at fair value on a recurring basis. Therefore, the initial adoption of SFAS 157 had no impact on our Consolidated Financial Statements. Beginning January 1, 2009, we will apply SFAS 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis. Application will be prospective when nonrecurring fair value measurements are required. We will assess the impact on our Consolidated Financial Statements of applying these requirements to nonrecurring fair value measurements for nonfinancial assets and nonfinancial liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures and Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” currently establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 amends and expands the disclosure requirements of Statement 133 with enhanced quantitative, qualitative and credit risk disclosures. The Statement requires quantitative disclosure in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements. Also required in the tabular presentation is a separation of hedging and nonhedging activities. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to clarify that disclosures about concentrations of credit risk should include derivative instruments. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We plan to apply this Statement beginning in 2009. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We will assess the application of this Statement on our disclosures in our Consolidated Financial Statements.

NORTHWEST PIPELINE GP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.	Contingent Liabilities and Commitments

Legal Proceedings

In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg had also filed claims against approximately 300 other energy companies alleging that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, and in October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remained pending against Williams, including us, and the other defendants, although the defendants had filed a number of motions to dismiss these claims on jurisdictional grounds. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against us and certain of the other Williams defendants. On October 20, 2006, the District Court dismissed all claims against us. Mr. Grynberg filed a Notice of Appeal from the dismissals with the Tenth Circuit Court of Appeals effective November 17, 2006 and briefing is underway.

Environmental Matters

We are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of our business. Except as discussed below, our management believes that it is in substantial compliance with existing environmental requirements. Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. We believe that, with respect to any expenditures required to meet applicable standards and regulations, Federal Energy Regulatory Commission (FERC) would grant the requisite rate relief so that substantially all of such expenditures would be permitted to be recovered through rates. We believe that compliance with applicable environmental requirements is not likely to have a material effect upon our financial position or results of operations.

Beginning in the mid-1980’s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980’s and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990’s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are assessing the actions needed to bring the sites up to Washington’s current environmental standards. At March 31, 2008, we have accrued liabilities totaling approximately $7.4 million for these costs which are expected to be incurred through 2012. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We consider these costs associated with compliance with environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard for ground-level ozone. Within three years, the EPA will designate new eight-hour ozone non-attainment areas. Designation of new eight-hour ozone non-attainment areas will result in additional federal and state regulatory actions that may impact our operations. As a result, the cost of additions to property, plant and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations.

NORTHWEST PIPELINE GP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

Safety Matters

Pipeline Integrity Regulations. We have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (DOT PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and associated remediation will be between $175 million and $195 million over the remaining assessment period of 2008 through 2012. The cost estimates have been revised to reflect refinements in the scope of required remediation and for increases in assessment and remediation costs. Our management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

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

In January 2008, we distributed $8.8 million to Williams representing available cash prior to Williams Pipeline Partners L.P.’s acquisition of its interest in us. In April 2008, we declared and paid equity distributions of $47.6 million to our partners. Of this amount, $7.8 million represents the portion allocated to our partners prior to the acquisition.

Note 3.	Debt and Financing Arrangements

Debt Covenants

Our debt indentures contain provisions for the acceleration of repayment or the reset of interest rates under certain conditions. Our debt indentures also contain restrictions, which, under certain circumstances, limit the issuance of additional debt and restrict the disposal of a major portion of our natural gas pipeline system. Our ratio of debt to capitalization must be no greater than 55 percent. We are in compliance with this covenant as our ratio of debt to capitalization, as calculated under this covenant, was approximately 36 percent at March 31, 2008.

NORTHWEST PIPELINE GP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Line of Credit Arrangements

Under Williams’ $1.5 billion unsecured revolving credit facility, letters of credit totaling $28 million, none of which are associated with us, have been issued by the participating institutions and revolving credit loans totaling $350.0 million, of which $250.0 million were associated with us, were outstanding as of March 31, 2008. The interest rate on this debt was 3.57 percent at March 31, 2008. An additional $75.0 million revolving credit loan, not associated with us, was added in April 2008. We intend to refinance the $250 million borrowed under the revolving credit facility.

Note 4.	Transactions with Affiliates

As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At March 31, 2008 and December 31, 2007, the advances due to us by Williams totaled approximately $84.6 million and $39.1 million, respectively. The advances are represented by demand notes.

Williams’ corporate overhead expenses allocated to us were $4.2 million and $4.7 million for the three months ended March 31, 2008 and 2007, respectively. Such expenses have been allocated to us by Williams primarily based on the Modified Massachusetts formula, which is a FERC approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, information technology, legal, accounting, internal audit, human resources and other administrative services to us on a direct charge basis, which totaled $3.9 million and $3.9 million for the three months ended March 31, 2008 and 2007, respectively. These expenses are included in general and administrative expense on the accompanying consolidated statement of income.

During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities totaled $3.9 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

As of January 1, 2008, we leased the Parachute Lateral facilities from an affiliate. Under the terms of the operating lease, we pay monthly rent equal to the revenues collected from transportation services on the lateral, less 3 percent to cover costs related to the operation of the lateral. This lease expense, totaling $2.5 million for the three months ended March 31, 2008, is included in operation and maintenance expense on the accompanying consolidated statement of income.

We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

Note 5.	Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended
	March 31,
	2008	2007
		(Restated)
	(Thousands of dollars)

Net income	$38,158	$23,357
Reclassification of cash flow hedge gain into earnings, net of tax in 2007	(16)	(9)
Pension benefits, net of tax in 2007:
Amortization of prior service cost	20	12
Amortization of net actuarial loss	212	307

Total comprehensive income	$38,374	$23,667

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a growth-oriented Delaware limited partnership formed by Williams to own and operate natural gas transportation and storage assets. Effective January 24, 2008 we own a 35 percent general partnership interest in Northwest, a subsidiary of Williams that owns an approximate 3,900-mile, bi-directional, interstate natural gas pipeline system that extends from the San Juan Basin in New Mexico, through the Rocky Mountains and to the Northwestern United States. Northwest also has working natural gas storage capacity of approximately 12.6 billion cubic feet (Bcf). The remaining 65 percent general partnership interest in Northwest is owned by a subsidiary of Williams.

Our general partnership interest in Northwest is our primary asset. As a result, we are dependent on Northwest for substantially all of our cash available for distribution and the management’s discussion and analysis of financial condition and results of operations contained herein is primarily focused on Northwest.

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

•	Colorado Hub Connection Project. Northwest has proposed installing a new 28-mile, 24-inch diameter lateral to connect the Meeker/White River Hub near Meeker, Colorado to Northwest’s mainline near Sand Springs, Colorado. This project is referred to as the Colorado Hub Connection, or CHC Project. It is estimated that the construction of the CHC Project will cost up to $60 million with service targeted to commence in November 2009. Northwest will combine the lateral capacity with 341 million cubic feet (MMcf) per day of existing mainline capacity, including up to 98 MMcf per day of capacity from various receipt points for delivery to Ignacio, Colorado, that is currently sold on a short-term basis. In addition, the project facilitates the re-contracting of 243 MMcf per day from Stanfield, Oregon to Ignacio, Colorado originally held by Pan-Alberta Gas under a contract that terminates on October 31, 2012. Pan-Alberta Gas has relinquished 143 MMcf per day of its capacity early to be a part of the CHC Project and will turn back the remaining 100 MMcf per day at the end of their contract term in 2012, to also be part of the CHC Project.

In addition to providing greater opportunity for contract extensions for the existing short-term firm and Pan-Alberta capacity, the CHC Project provides direct access to additional natural gas supplies at the Meeker/White River Hub for Northwest’s Pacific Northwest customers. Northwest has entered into precedent agreements with terms ranging between eight and fifteen years at maximum rates for all of the short-term firm and Pan-Alberta capacity resulting in the successful re-contracting of the capacity out of 2020 and beyond. The CHC Project remains subject to the necessary regulatory approvals. If Northwest does not proceed with the CHC Project, Northwest will seek recovery of any shortfall in annual capacity reservation revenues from its remaining customers in a future rate proceeding. Northwest expects to collect maximum rates for the new CHC Project capacity commitments and seek approval to recover the CHC Project costs in any future rate case filed with the FERC.

•	Jackson Prairie Underground Expansion. The Jackson Prairie Storage Project, connected to Northwest’s transmission system near Chehalis, Washington, is operated by Puget Sound Energy and is jointly owned by Puget Sound Energy, Avista Corporation and Northwest. A phased capacity expansion is currently underway and a deliverability expansion is planned for 2008.

As a one-third owner of Jackson Prairie, Northwest held an open season for a new firm storage service based on its 104 MMcf per day share of the planned 2008 deliverability expansion and its approximately 1.2 Bcf share of the working natural gas storage capacity expansion to be developed over approximately a four year period from 2007 through 2010.

As a result of the open season, four shippers executed binding precedent agreements for the full amount of incremental storage service offered at contract terms averaging 33 years. The precedent agreements obligate the shippers to execute long-term service agreements for the proposed new incremental firm storage service, with the firm service rights to be phased-in as the expanded working natural gas capacity and deliverability are developed. Northwest’s one third share of the deliverability expansion cost is estimated to be $16 million. Northwest’s estimated capital cost for the capacity expansion component of the new storage service is $6.1 million, primarily for base natural gas.

Due to the profile of Northwest’s customers and their need for peak-day capacity, Northwest believes that expanding storage at Jackson Prairie is the most cost effective way to serve the weather sensitive residential and commercial, peak-day load growth on its system.

•	Sundance Trail Expansion. In February 2008, Northwest initiated an open season for the proposed Sundance Trail Expansion project that resulted in the execution of an agreement for 150 MMcf per day of firm transportation service from the Meeker/White River Hub in Colorado for delivery to the Opal Hub in Wyoming. The project, which is estimated to cost $53 million, will include construction of approximately 16 miles of 30-inch loop between Northwest’s existing Green River and Muddy Creek compressor stations in Wyoming and the addition of horsepower at Northwest’s existing Vernal compressor station with service targeted to commence in November 2010. The Sundance Trail Expansion will utilize available capacity on the CHC lateral and the existing Piceance lateral in conjunction with available and expanded mainline capacity. The Sundance Trail Expansion remains subject to certain conditions, including receiving the necessary regulatory approvals. Northwest expects to collect its maximum system rates and will seek approval to roll-in the Sundance Trail Expansion costs in any future rate case filed with the FERC.

Northwest’s Results of Operations

In the following discussion of the results of Northwest, all amounts represent 100 percent of the operations of Northwest, in which we hold a 35 percent general partnership interest following the completion of our IPO on January 24, 2008.

Analysis of Financial Results

This analysis discusses financial results of Northwest’s operations for the three-month periods ended March 31, 2008 and 2007. Changes in natural gas prices and transportation volumes have little impact on revenues, because under Northwest’s rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in Northwest’s transportation rates.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Northwest’s operating revenues increased $4.4 million, or 4 percent. This increase is attributed to $2.6 million from the new Parachute Lateral lease, placed into service in May 2007, and the balance of the increase is primarily attributed to an additional transportation day in February 2008 due to leap year and higher transportation volumes resulting from the colder than normal temperatures in Northwest’s market area.

Northwest’s transportation service accounted for 97 percent of its operating revenues for each of the three-month periods ended March 31, 2008 and 2007. Natural gas storage service accounted for 2 percent of operating revenues for each of the three-month periods ended March 31, 2008 and 2007.

Operating expenses increased $4.5 million, or 8 percent, due primarily to the new Parachute Lateral lease of $2.5 million and higher depreciation expense of $1.2 million resulting from property additions.

Other income decreased $1.2 million, or 80 percent, due primarily to a $0.9 million decrease in the allowance for equity funds used during construction resulting from lower capital expenditures in 2008.

Interest charges decreased $1.4 million, or 11 percent, due primarily to the April 2007 early retirement of $175.0 million of 8.125 percent senior unsecured notes, due 2010, and the December 2007 refinancing of

$250.0 million 6.625 percent senior unsecured notes with $250.0 million revolver debt at lower interest rates. This decrease was partially offset by the April 2007 issuance of $185.0 million of 5.95 percent senior unsecured notes, due 2017, and a $0.5 million decrease in the allowance for borrowed funds used during construction resulting from lower capital expenditures in 2008.

The provision for income taxes decreased $14.7 million due to Northwest’s conversion to a non-taxable general partnership on October 1, 2007.

The following table summarizes volumes and capacity for the periods indicated:

	Quarter Ended March 31,
	2008	2007
	(In Trillion British Thermal Units)

Total Throughput(1)	220	200
Average Daily Transportation Volumes	2.4	2.2
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.6	2.5
Average Daily Reserved Capacity Under Short-Term Firm Contracts(2)	0.7	0.9

(1)	Parachute Lateral volumes are excluded from total throughput as these volumes flow under separate contracts that do not result in mainline throughput.

(2)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.

Capital Resources and Liquidity of Northwest

Northwest’s ability to finance operations, including funding capital expenditures and acquisitions, to meet its indebtedness obligations, to refinance its indebtedness, or to meet collateral requirements, will depend on its ability to generate cash in the future and to borrow funds. Northwest’s ability to generate cash is subject to a number of factors, some of which are beyond its control, including the impact of regulators on its ability to establish transportation and storage rates.

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

In January 2008, Northwest distributed $8.8 million to Williams representing available cash prior to our acquisition of our interest in Northwest. In April 2008, Northwest declared and paid equity distributions of $47.6 million to its partners. Of this amount, $7.8 million represents the portion allocated to its partners prior to our acquisition.

Expansion capital expenditures will be funded by third-party debt or contributions from Northwest’s partners with the exception of the CHC Project which will be funded by capital contributions from Williams.

Sources (Uses) of Cash

	Three Months Ended March 31,
	2008	2007
		(Restated)
	(Thousands of dollars)

Net cash provided (used) by:
Operating activities	$76,554	$70,815
Financing activities	(15,835)	(37,628)
Investing activities	(61,072)	(2,234)

Increase (decrease) in cash and cash equivalents	$(353)	$30,953

Operating Activities

Northwest’s net cash provided by operating activities for the three months ended March 31, 2008 increased $5.7 million from the same period in 2007. This increase is primarily attributed to a decrease in income taxes payable due to Northwest’s conversion to a partnership in 2007, partially offset by an increase in cash provided by other working capital sources.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2008 decreased $21.8 million from the same period in 2007 due to lower cash overdrafts. Also included in financing activities are the proceeds of $300.9 million from the sale of a 15.9 percent partnership interest in Northwest to us, offset by distributions of $309.7 million to Williams.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2008 increased $58.8 million from the same period in 2007 due to increased advances to affiliates, partially offset by lower capital expenditures.

Method of Financing

Working Capital

Working capital is the amount by which current assets exceed current liabilities. Northwest’s working capital requirements will be primarily driven by changes in accounts receivable and accounts payable. These changes are primarily impacted by such factors as credit and the timing of collections from customers and the level of spending for maintenance and expansion activity.

Changes in the terms of Northwest’s transportation and storage arrangements have a direct impact on its generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. A material adverse change in operations or available financing may impact Northwest’s ability to fund its requirements for liquidity and capital resources.

Short-Term Liquidity

Northwest funds its working capital and capital requirements with cash flows from operating activities, and, if required, borrowings under the Williams credit agreement (described below) and return of advances previously made to Williams.

Northwest invests cash through participation in Williams’ cash management program. At March 31, 2008, the advances due to Northwest by Williams totaled approximately $84.6 million. The advances are represented by one or more demand obligations. The interest rate on these demand notes is based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 1.28 percent at March 31, 2008.

Credit Agreement

Williams has an unsecured $1.5 billion revolving credit agreement that terminates in May 2012. Northwest has access to $400 million under the agreement to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent per annum) based on the unused portion of the agreement. The applicable margin is based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling approximately $28 million, none of which are associated with Northwest, have been issued by the participating institutions, and revolving credit loans totaling $350.0 million, of which $250.0 million were associated with Northwest, were outstanding as of March 31, 2008. The interest rate on this debt was 3.57 percent at March 31, 2008. An additional $75.0 million revolving credit loan, not associated with Northwest, was added in April 2008. Northwest intends to refinance the $250.0 million borrowed under the revolving credit facility.

Capital Requirements

The transmission and storage business can be capital intensive, requiring significant investment to maintain and upgrade existing facilities and construct new facilities.

Northwest categorizes its capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of Northwest’s assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or expenditures which are necessary for continued compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs or enhance revenues.

Northwest anticipates 2008 capital expenditures will be between $100 million and $125 million which includes $80-$95 million maintenance capital. Northwest’s expenditures for property, plant and equipment additions were $13.4 million ($2.9 million for maintenance and $10.5 million for expansion) and $48.1 million ($21.5 million for maintenance and $26.6 million for expansion) for the three months ended March 31, 2008 and 2007, respectively.

Credit Ratings

During the first quarter of 2008, the credit ratings on Northwest’s senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below.

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB–
Fitch Ratings	BBB

At March 31, 2008, the evaluation of Northwest’s credit rating is “stable outlook” from all three agencies.

With respect to Moody’s, a rating of “Baa” or above indicates an investment grade rating. A rating below “Baa” is considered to have speculative elements. A “Ba” rating indicates an obligation that is judged to have speculative elements and is subject to substantial credit risk. The “1”, “2” and “3” modifiers show the relative standing within a major category. A “1” indicates that an obligation ranks in the higher end of the broad rating category, “2” indicates a mid-range ranking, and “3” indicates a ranking at the lower end of the category.

With respect to Standard and Poor’s, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “BB” rating indicates that Standard and Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but adverse business conditions could lead to insufficient ability to meet financial commitments. Standard and Poor’s may modify its ratings with a “+” or a “–” sign to show the obligor’s relative standing within a major rating category.

With respect to Fitch, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” is considered speculative grade. A “BB” rating from Fitch indicates that there is a possibility of credit risk developing, particularly as the result of adverse economic change over time; however, business or financial alternatives may be available to allow financial commitments to be met. Fitch may add a “+” or a “–” sign to show the obligor’s relative standing within a major rating category.

Other

Off-Balance Sheet Arrangements

Northwest has no guarantees of off-balance sheet debt to third parties and maintains no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams’ or its credit ratings.

Impact of Inflation

Northwest has generally experienced increased costs in recent years due to the effect of inflation on the cost of labor, benefits, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies costs can directly affect income through increased operating and maintenance costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of the costs related to Northwest’s property, plant and equipment and materials and supplies is subject to rate-making treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, Northwest believes it may be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. However, cost-based regulation along with competition and other market factors limit Northwest’s ability to price services or products to ensure recovery of inflation’s effect on costs.

Environmental Matters

As discussed in “Item I. Financial Information — Northwest Pipeline GP Notes to Consolidated Financial Statements — Note 2. Contingent Liabilities and Commitments”, Northwest is subject to extensive federal, state and local environmental laws and regulations which affect its operations related to the construction and operation of its pipeline facilities. Northwest considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. To date, Northwest has been permitted recovery of environmental costs incurred, and it is its intent to continue seeking recovery of such costs, as incurred, through rate filings.

Safety Matters

Pipeline Integrity Regulations.  Northwest has developed an Integrity Management Plan that it believes meets the DOT PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. Northwest has identified high consequence areas and completed its baseline assessment plan. Northwest is on schedule to complete the required assessments within specified timeframes. Currently, Northwest estimates that the cost to perform required assessments and associated remediation will be between $175 million and $195 million over the remaining assessment period of 2008 through 2012. The cost estimates have been revised to reflect refinements in the scope of required remediation and for increases in assessment and remediation costs. Northwest’s management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

Legal Matters

Northwest is party to various legal actions arising in the normal course of business. Northwest’s management believes that the disposition of outstanding legal actions will not have a material adverse effect on its future financial condition.

Regulatory Proceedings

Reference is made to “Item 1. Financial Statements — Northwest Pipeline GP Notes to Consolidated Financial Statements — Note 2. Contingent Liabilities and Commitments” for information about regulatory and business developments which cause operating and financial uncertainties.

Conclusion

Although no assurances can be given, Northwest currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by advances or capital contributions from its partners and from borrowings under the credit agreement, will provide Northwest with sufficient liquidity to meet its capital requirements. When necessary, Northwest also expects to access public and private markets on terms commensurate with its current credit ratings to finance its capital requirements.

Capital Resources and Liquidity of the Partnership

Our principal sources of liquidity include cash distributed to us by Northwest and our working capital credit agreement with Williams as the lender. We expect to fund our operating expenses, debt service and cash distributions primarily with distributions from Northwest.

At the closing of the IPO on January 24, 2008, we entered into a $20 million working capital credit agreement with Williams as the lender. The facility will be available exclusively to fund working capital borrowings. The initial maturity date of the facility will be the 365th day following the effective date of the agreement but may be extended for another 365-day period upon notice as provided in the agreement. The interest rate on all borrowings will be the one-month London Interbank Offered Rate (LIBOR) determined the date of the borrowing. The borrowings may be repaid prior to the end of the one-month LIBOR rate period. If a borrowing is not repaid within one month, the interest rate for such borrowing will be adjusted to the one-month LIBOR rate 30 days after the most recent borrowing. We will pay a commitment fee to Williams on the unused portion of the credit agreement of 0.25 percent annually. We will be required to reduce all borrowings under our working capital credit agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the facility. At March 31, 2008, we have no outstanding borrowings under the working capital credit facility.

We expect to fund our expansion capital expenditures primarily through commercial borrowings or the sale of debt or equity securities.

We will invest cash through participation in Williams’ cash management program. The advances will be represented by one or more demand obligations. The interest rate on the demand notes will be based upon the overnight rate paid on Williams’ excess cash, which was approximately 1.28 percent at March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2007. Our exposures to market risk have not changed materially since December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d — 15(e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner. Based upon that evaluation, our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, concluded that these Disclosure Controls are effective at a reasonable assurance level.

Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant.

Changes in Internal Control Over Financial Reporting

During the first quarter, we completed the initial funding of the partnership and established certain controls over financial reporting in connection with the preparation of the initial annual report on Form 10-K. We have since established additional controls that further strengthen our internal control over financial reporting.

Other than those discussed above, there were no changes during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The information called for by this item is provided in “Item 1. Financial Statements — Northwest Pipeline GP Notes to the Consolidated Financial Statements — Note 2. Contingent Liabilities and Commitments — Legal Proceedings,” which information is incorporated by reference.

Item 1A.	Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed except as set forth below:

We may not be able to grow or effectively manage our growth.

A principal focus of our strategy is to continue to grow by expanding our business. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

•	identify businesses engaged in managing, operating or owning natural gas pipeline and storage assets for acquisitions, joint ventures and construction projects;

•	control costs associated with acquisitions, joint ventures or construction projects;

•	consummate acquisitions or joint ventures and complete construction projects;

•	integrate any acquired or constructed business or assets successfully with our existing operations and into our operating and financial systems and controls;

•	hire, train and retain qualified personnel to manage and operate our growing business; and

•	obtain required financing for our existing and new operations.

A failure to achieve any of these factors would adversely affect our ability to achieve anticipated growth in the level of cash flows or realize anticipated benefits. Furthermore, competition from other buyers could reduce our acquisition opportunities or cause us to pay a higher price than we might otherwise pay.

We may acquire new facilities or cause Northwest to expand its existing facilities to capture anticipated future growth in natural gas production that does not ultimately materialize. As a result, new or expanded facilities may not achieve profitability. In addition, the process of integrating newly acquired or constructed assets into Northwest’s operations may result in unforeseen operating difficulties, may absorb significant management attention and may require financial resources that would otherwise be available for the ongoing development and expansion of our existing operations. Future acquisitions or construction projects may require substantial new capital and could result in the incurrence of indebtedness and additional liabilities and excessive costs that could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to unitholders. If we issue additional common units in connection with future acquisitions, unitholders’ interest in us will be diluted and distributions to unitholders may be reduced. Further, any limitations on our access to capital, including limitations caused by illiquidity in the capital markets, may impair our ability to complete future acquisitions and construction projects on favorable terms, if at all.

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

Northwest’s ability to repay, extend or refinance its existing debt obligations and to obtain future credit will depend primarily on its operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our or its control. Northwest’s ability to refinance existing debt obligations will also depend upon the current conditions in the credit markets and the availability of credit generally. If Northwest is unable to meet its debt service obligations or obtain future credit on favorable terms, if at all, Northwest could be forced to restructure or refinance its indebtedness, seek additional equity capital or sell assets. Northwest may be unable to obtain financing or sell assets on satisfactory terms, or at all.

Item 6.	Exhibits

The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Copies of the instrument have been included herewith for the exhibits denoted with an asterisk.

3.1	First Amended and Restated Agreement of Limited Partnership of Williams Pipeline Partners L.P., dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917) and incorporated herein by reference).
3.2	First Amended and Restated Limited Liability Company Agreement of Williams Pipeline GP LLC, dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.2 to Williams Pipeline Partners L.P. Form 8-K (File No. 001-33917) and incorporated herein by reference).
10.1	Contribution, Conveyance and Assumption Agreement, dated January 24, 2008, by and among Williams Pipeline Partners L.P., Williams Pipeline Operating LLC, WPP Merger LLC, Williams Pipeline Partners Holdings LLC, Northwest Pipeline GP, Williams Pipeline GP LLC, Williams Gas Pipeline Company, LLC, WGPC Holdings LLC and Williams Pipeline Services Company (filed on January 30, 2008 as Exhibit 10.2 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917) and incorporated herein by reference).
10.2	Omnibus Agreement, dated January 24, 2008, among Williams Gas Pipeline Company, LLC, Williams Pipeline GP LLC, Williams Pipeline Operating LLC, Williams Pipeline Partners Holdings LLC and The Williams Companies, Inc. (filed on January 30, 2008 as Exhibit 10.3 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917) and incorporated herein by reference).
10.3	Administrative Services Agreement between Northwest Pipeline Services LLC and Northwest Pipeline GP, dated October 1, 2007 (filed on January 30, 2008 as Exhibit 10.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917) and incorporated herein by reference).
10.4	First Amended and Restated General Partnership Agreement of Northwest Pipeline GP, dated January 24, 2008 (filed on January 30, 2008 as Exhibit 10.4 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917) and incorporated herein by reference).

10.5		Form of Restricted Unit Grant Agreement for Non-Employee Directors (filed on March 14, 2008 as Exhibit 99.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917) and incorporated by reference).
31	.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

WILLIAMS PIPELINE PARTNERS L.P.
(Registrant)

By:	Williams Pipeline Partners GP, LLC,
its general partner

/s/  Ted T. Timmermans
Ted T. Timmermans
Controller (Duly Authorized Officer
and Principal Accounting Officer)

May 1, 2008

EXHIBIT INDEX

Exhibit
Number	Description

+Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
+Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
+Exhibit 32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

+	Filed herewith.