Form 10-Q
period 2008-06-30
WILLIAMS PIPELINE PARTNERS L.P.
filed 2008-08-07
CIK 1411583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33917

Williams Pipeline Partners L.P.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	26-0834035 (I.R.S. Employer Identification No.)

One Williams Center, Tulsa, Oklahoma	74172-0172
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The registrant had 22,605,668 common units and 10,957,900 subordinated units outstanding as of August 4, 2008.

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, and Part II, Item 1A. Risk Factors of this Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WILLIAMS PIPELINE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Predecessor)		(Predecessor)
	(Thousands of dollars, except per-unit amounts)
	(Unaudited)

General and administrative expense	$619	$—	$1,119	$—
Earnings from Northwest Pipeline GP through January 23, 2008 (Predecessor)	—	13,085	4,002	21,260
Equity earnings from investment in Northwest Pipeline GP after January 23, 2008	12,490	—	21,843	—
Interest expense — affiliate	(21)	—	(21)	—
Interest income	17	—	17	—

Net income	$11,867	$13,085	$24,722	$21,260

Allocation of 2008 net income used for earnings per unit calculation:
Net income	$11,867		$24,722
Net income applicable to the period through January 23, 2008	—		4,002

Net income applicable to the period after January 23, 2008	11,867		20,720
Allocation of net income (loss) to general partner	(179)		(366)

Allocation of net income to limited partners	$12,046		$21,086

Basic and diluted net income per limited partner unit:
Common units	$0.36		$0.63
Subordinated units	$0.36		$0.63
Weighted Average number of units outstanding
Common units	22,605,668		22,605,385
Subordinated units	10,957,900		10,957,900

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Predecessor)
	(Thousands of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$6,707	$—
Accounts receivable — affiliate	497	—
Prepaid expense	137	—

Total current assets	7,341	—
Investment in Northwest Pipeline GP	421,308	414,966
Deferred costs	—	1,689

Total assets	$428,649	$416,655

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$295	$—
Affiliate	149	1,689

Total current liabilities	444	1,689
Contingent Liabilities and Commitments
Partners’ capital	428,205	414,966

Total liabilities and partners’ capital	$428,649	$416,655

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
		(Predecessor)
	(Thousands of dollars)
	(Unaudited)

OPERATING ACTIVITIES:
Net income	$24,722	$21,260
Adjustment to reconcile to cash provided by operations:
Equity earnings from investment in Northwest Pipeline GP	(25,845)	(21,260)
Distributions related to equity earnings from investment in Northwest Pipeline GP	19,755	—
Cash provided (used) by changes in assets and liabilities:
Other current assets	(137)	—
Accounts payable	444	—
Other	84	—

Net cash provided by operating activities	19,023	—

INVESTING ACTIVITIES:
Purchase of 15.9% general partnership interest in Northwest Pipeline GP	(300,900)	—

Net cash used by investing activities	(300,900)	—

FINANCING ACTIVITIES:
Distributions paid	(13,490)	—
Proceeds from sale of common units	336,520	—
Offering costs	(3,797)	—
Redemption of common units held by general partner	(31,020)	—
Contribution pursuant to the omnibus agreement	371	—

Net cash provided by financing activities	288,584	—

Increase in cash and cash equivalents	6,707	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$6,707	$—

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Contribution of 19.1% in Northwest Pipeline GP	$(115,020)	$—
Issuance of units to Williams Pipeline GP LLC	115,020	—

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

					Accumulated
	Pre-IPO				Other	Total
	Owner’s	Limited Partner		General	Comprehensive	Partners’
	Equity	Common	Subordinated	Partner	Income	Capital
	(Thousands of dollars)
	(Unaudited)

Balance — January 1, 2008 (Predecessor)	$414,966	$—	$—	$—	$—	$414,966
Net income attributable to the period through January 23, 2008	4,002	—	—	—	—	4,002
Pre-IPO distribution	(3,088)	—	—	—	—	(3,088)
Distribution of Pre-IPO funds made in April 2008	(2,723)					(2,723)
Other comprehensive loss attributable to the period through January 23, 2008	40	—	—	—	—	40

Balance — January 23, 2008 (Predecessor)	413,197	—	—	—	—	413,197
Contribution of net assets of predecessor companies	(115,020)	(26,392)	133,094	8,318	—	—
Adjustment to contribution of net assets of predecessor companies	2,723	(1,798)	(871)	(54)	—	—
Purchase of 15.9% general partnership interest in Northwest Pipeline GP	(300,900)	—	—	—	—	(300,900)
Issuance of units to public	—	336,520	—	—	—	336,520
Offering costs	—	(3,797)	—	—	—	(3,797)
Redemption of common units by general partner	—	(31,020)	—	—	—	(31,020)
Other comprehensive income attributable to the period January 24 through June 30, 2008:
Net unrealized gain on cash flow hedge	—	—	—	—	(9)	(9)
Pension benefits:
Amortization of net actuarial loss	—	—	—	—	208	208
Amortization of prior service cost	—	—	—	—	12	12

Total comprehensive income						211

Net income attributable to the period January 24 through June 30, 2008	—	14,250	6,907	(437)	—	20,720
Cash distributions	—	(5,068)	(2,457)	(154)	—	(7,679)
Contributions pursuant to the omnibus agreement	—	—	—	869	—	869
Other	—	84	—	—	—	84

Balance — June 30, 2008	$—	$282,779	$136,673	$8,542	$211	$428,205

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

We are a Delaware limited partnership formed on August 31, 2007 to own and operate natural gas transportation and storage assets, including a minority ownership interest in Northwest. The 35 percent of Northwest owned by us was owned by The Williams Companies, Inc. (Williams) prior to the initial public offering (IPO) of our common units in January 2008. As of June 30, 2008, Williams, through its subsidiary, Williams Pipeline GP LLC, owns a 2 percent general partner interest and a 45.7 percent limited partner interest in us.

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

Our proportionate share of operating results is reflected as equity earnings from investment in Northwest in our financial statements beginning January 24, 2008, the effective date of the IPO. The general and administrative expenses reflected in our 2008 financial statements are attributable to the period January 24 through June 30, 2008. The financial information that precedes January 24, 2008 is referred to as “Predecessor”. The historical financial statements for the Predecessor, as the financial statement predecessor to the Partnership, reflect the ownership of the 35 percent investment in Northwest using the equity method of accounting. These Predecessor financial statements have been prepared from the books and records of Northwest and are not necessarily indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during these periods, nor are they necessarily indicative of future operating results.

The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K, filed February 29, 2008, for the year ended December 31, 2007. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at June 30, 2008, results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. All intercompany transactions have been eliminated.

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

The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statement of Partners’ Capital, for the period January 24 through June 30, 2008 is as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
	(Thousands of dollars)

Allocation to general partner:
Net income	$11,867	$20,720
Charges direct to general partner:
Reimbursable general and administrative costs	497	869

Income subject to 2% allocation of general partner interest	12,364	21,589
General partner’s share of net income	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	247	432
Incentive distributions paid to general partner*	—	—
Direct charges to general partner	(497)	(869)

Net income (loss) allocated to general partner	$(250)	$(437)

Net income	$11,867	$20,720
Net income (loss) allocated to general partner	(250)	(437)

Net income allocated to limited partners	$12,117	$21,157

*	Under the “two class” method of computing earnings per share prescribed by SFAS No. 128, “Earnings Per Share,” earnings are to be allocated to participating securities as if all of the earnings for the period had been distributed. As a result, the general partner receives an additional allocation of income in quarterly periods where an assumed incentive distribution, calculated as if all earnings for the period had been distributed, exceeds the actual incentive distribution. There were no assumed incentive distributions for the three months ended March 31, 2008; however, for the three months and six months ended June 30, 2008, the assumed incentive distribution rights were $71 thousand. The resulting allocation of income for the calculation of earnings per limited partner unit is shown on the Consolidated Statements of Income.

Common and subordinated unitholders share equally, on a per-unit basis, in the net income allocated to limited partners for the three and six months ended June 30, 2008.

We have authorized payment of the following cash distribution during 2008 (in thousands, except for per unit amounts):

				General Partner
					Incentive
	Per Unit	Common	Subordinated		Distribution	Total Cash
Payment Date	Distribution	Units	Units	2%	Rights	Distribution

5/15/2008	$0.2242	$5,068	$2,457	$154	$—	$7,679
8/14/2008(a)	$0.3100	$7,008	$3,397	$212	$—	$10,617

(a)	The board of directors of our general partner declared this cash distribution on July 28, 2008 to be paid on August 14, 2008 to unit holders of record at the close of business on August 7, 2008.

WILLIAMS PIPELINE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.	Credit Facilities

At the closing of the IPO on January 24, 2008, we entered into a $20 million working capital credit agreement with Williams as the lender. The facility will be available exclusively to fund working capital borrowings. The initial maturity date of the facility will be the 365th day following the effective date of the agreement but may be extended for another 365-day period upon notice as provided in the agreement. The interest rate on all borrowings will be the one-month London Interbank Offered Rate (LIBOR) determined the date of the borrowing. The borrowings may be repaid prior to the end of the one-month LIBOR rate period. If a borrowing is not repaid within one month, the interest rate for such borrowing will be adjusted to the one-month LIBOR rate 30 days after the most recent borrowing. We pay a commitment fee to Williams on the unused portion of the credit agreement of 0.25 percent annually. We are required to reduce all borrowings under our working capital credit agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the facility. At June 30, 2008, we have no outstanding borrowings under the working capital credit facility.

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100 percent ownership in the acquiree. SFAS No. 141(R) also requires expensing of restructuring and acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries (previously referred to as minority interests). Noncontrolling ownership interests in consolidated subsidiaries will be presented in the consolidated balance sheet within stockholders’ equity as a separate component from the parent’s equity. Consolidated net income will now include earnings attributable to both the parent and the noncontrolling interests. Earnings per share will continue to be based on earnings attributable to only the parent company and does not change upon adoption of SFAS 160. SFAS 160 provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS 160 also requires additional disclosure of information related to amounts attributable to the parent

WILLIAMS PIPELINE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and noncontrolling interests’ equity of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Statement will be applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of the fiscal year it is initially adopted. However, the presentation of noncontrolling interests within stockholders’ equity and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income requires retrospective application to all periods presented. We will assess the impact on our Consolidated Financial Statements.

Note 5.	Related Party Transactions

In January 2008, we received a distribution of $3.1 million from Northwest and made a distribution of $3.1 million to Williams prior to the closing of the IPO on January 24, 2008. In April 2008, we received a distribution of $16.7 million from Northwest. Of this amount, $2.7 million represents the portion allocated to us prior to the closing of the IPO on January 24, 2008. The $2.7 million was distributed to Williams in April 2008. In May 2008, we made a distribution to Williams of $3.7 million, as declared by the board of directors of our general partner on April 24, 2008.

Following the closing of the IPO on January 24, 2008, our general partner gives us a quarterly credit for general and administrative expenses under the terms of an omnibus agreement. The annual amounts of those credits are as follows: $2.0 million in 2008 (pro-rated for the portion of the year from January 24 to December 31), $1.5 million in 2009, $1.0 million in 2010 and $0.5 million in 2011. At June 30, 2008, $0.5 million is reflected in Accounts receivable — affiliate and $0.9 million as a capital contribution in our financial statements.

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

Note 7.	Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	(Thousands of dollars)

Net income	$11,867	$24,722
Reclassification of cash flow hedge gain into earnings	(5)	(9)
Pension benefits:
Amortization of net actuarial loss	174	208
Amortization of prior service cost	7	12

Total comprehensive income	$12,043	$24,933

WILLIAMS PIPELINE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.	Equity Investments

Northwest is accounted for using the equity method of accounting. As such, our interest in Northwest’s net operating results is reflected as equity earnings in our Consolidated Statements of Income. The summarized results of operations for 100% of Northwest Pipeline are presented below:

Northwest

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(Thousands of dollars)
	(Unaudited)

Revenues	$106,450	$102,655	$213,855	$205,698
Operating expenses	59,774	38,199	118,013	91,925
Other income, net	429	8,005	739	9,559
Interest charges	11,420	12,943	22,738	25,708
Provision for taxes	—	22,131	—	36,880

Net income	$35,685	$37,387	$73,843	$60,744

Northwest’s 1983 acquisition by Williams was accounted for using the purchase method of accounting. Accordingly, Williams performed an allocation of the purchase price to Northwest’s assets and liabilities, based on their estimated fair values at the time of the acquisition. Because Northwest had significant outstanding public debt and preferred stock at the time of its acquisition by Williams, under the provisions of Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” Northwest was not required to, and elected not to, push down the purchase price allocation in its financial statements. Beginning December 31, 2007, Northwest elected to include Williams’ purchase price allocations in its financial statements. Accordingly, Northwest’s June 30, 2007 financial statements have been restated to include the effects of Williams’ excess purchase price allocation. A reconciliation between Northwest’s previously reported amounts and their restated amounts for the three and six- months ended June 30, 2007 is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
	(Thousands of dollars)

Income Statement:
Net income, as previously reported	$37,941	$61,921
Depreciation of purchase price allocation to property and equipment, net of income taxes	(554)	(1,177)

Net income, as restated	$37,387	$60,744

Through September 30, 2007, Northwest used the liability method of accounting for income taxes which required, among other things, provisions for all temporary differences between the financial basis and the tax basis in Northwest’s assets and liabilities and adjustments to the existing deferred tax balances for changes in the tax rates. Following Northwest’s conversion to a general partnership on October 1, 2007, Northwest is no longer subject to income tax. On October 1, 2007, Northwest reversed to income deferred income tax liabilities of approximately $311.8 million and $10.2 million of deferred income tax assets to comprehensive income.

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

Outlook

Northwest’s strategy to create value focuses on maximizing the contracted capacity on its pipeline by providing high quality, low cost natural gas transportation and storage services to its markets. Changes in commodity prices and volumes transported have little impact on revenues because the majority of Northwest’s revenues are recovered through firm capacity reservation charges. Northwest grows its business primarily through expansion projects that are designed to increase its access to natural gas supplies and to serve the demand growth in its markets.

•	Colorado Hub Connection Project. Northwest has proposed installing a new 28-mile, 24-inch diameter lateral to connect the Meeker/White River Hub near Meeker, Colorado to Northwest’s mainline near Sand Springs, Colorado. This project is referred to as the Colorado Hub Connection, or CHC Project. It is estimated that the construction of the CHC Project will cost up to $60 million with service targeted to commence in November 2009. Northwest will combine the lateral capacity with 341 million cubic feet (MMcf) per day of existing mainline capacity from various receipt points for delivery to Ignacio, Colorado, including approximately 98 MMcf per day of capacity that is currently sold on a short-term basis. Approximately 243 MMcf per day of this capacity was originally held by Pan-Alberta Gas under a contract that terminates on October 31, 2012.

In addition to providing greater opportunity for contract extensions for the existing short-term firm and Pan-Alberta capacity, the CHC Project provides direct access to additional natural gas supplies at the Meeker/White River Hub for Northwest’s on-system and off-system markets. Northwest has entered into precedent agreements with terms ranging between eight and fifteen years at maximum rates for all of the short-term firm and Pan-Alberta capacity resulting in the successful re-contracting of the capacity out to 2018 and beyond. The CHC Project remains subject to the necessary regulatory approvals. If Northwest does not proceed with the CHC Project, Northwest will seek recovery of any shortfall in annual capacity reservation revenues from its remaining customers in a future rate proceeding. Northwest expects to collect maximum rates for the new CHC Project capacity commitments and seek approval to recover the CHC Project costs in any future rate case filed with the Federal Energy Regulatory Commission (FERC).

•	Jackson Prairie Underground Expansion. The Jackson Prairie Storage Project, connected to Northwest’s transmission system near Chehalis, Washington, is operated by Puget Sound Energy and is jointly owned by Puget Sound Energy, Avista Corporation and Northwest. A phased capacity expansion is currently underway and a deliverability expansion is planned for 2008.

As a one-third owner of Jackson Prairie, Northwest held an open season for a new firm storage service based on its 104 MMcf per day share of the planned 2008 deliverability expansion and its approximately 1.2 Bcf share of the working natural gas storage capacity expansion to be developed over approximately a four-year period from 2007 through 2010.

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

Due to the profile of Northwest’s customers and their need for peak-day capacity, Northwest believes that expanding storage at Jackson Prairie is the most cost effective way to serve the weather-sensitive residential and commercial peak-day load growth on its system.

•	Sundance Trail Expansion. In February 2008, Northwest initiated an open season for the proposed Sundance Trail Expansion project that resulted in the execution of an agreement for 150 MMcf per day of firm transportation service from the Meeker/White River Hub in Colorado for delivery to the Opal Hub in Wyoming. The project, which is estimated to cost $53 million, will include construction of approximately 16 miles of 30-inch loop between Northwest’s existing Green River and Muddy Creek compressor stations in Wyoming and the addition of horsepower at Northwest’s existing Vernal compressor station with service targeted to commence in November 2010. The Sundance Trail Expansion will utilize available capacity on the CHC lateral and the existing Piceance lateral in conjunction with available and expanded mainline capacity. The Sundance Trail Expansion remains subject to certain conditions, including receiving the necessary regulatory approvals. Northwest expects to collect its maximum system rates, and will seek approval to roll-in the Sundance Trail Expansion costs in any future rate case filed with the FERC.

Northwest’s Results of Operations

In the following discussion of the results of Northwest, all amounts represent 100 percent of the operations of Northwest, in which we hold a 35 percent general partnership interest following the completion of our IPO on January 24, 2008. As such, we recognized equity earnings from investments of $12.5 million and $25.8 million for the three and six months ended June 30, 2008 compared with the $13.1 million and $21.3 million (Predecessor) for the three and six months ended June 30, 2007.

Analysis of Financial Results

This analysis discusses financial results of Northwest’s operations for the three and six-month periods ended June 30, 2008 and 2007. Changes in natural gas prices and transportation volumes have little impact on revenues, because under Northwest’s rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in Northwest’s transportation rates.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Northwest’s operating revenues increased $3.8 million, or 4 percent. This increase is attributed to a $1.3 million increase from the Parachute Lateral, placed into service in May 2007, with the balance of the increase primarily attributed to higher short-term firm transportation volumes.

Northwest’s transportation service accounted for 96 percent of its operating revenues for each of the three-month periods ended June 30, 2008 and 2007. Additionally, gas storage service accounted for 3 percent of operating revenues for each of the three-month periods ended June 30, 2008 and 2007.

Operating expenses increased $21.6 million, or 56 percent. This increase is due primarily to the June 2007 reversal of Northwest’s pension regulatory liability of $16.6 million, the new Parachute Lateral lease of $2.5 million and higher expenses of $1.0 million for contracted services attributed primarily to pipeline maintenance. In the second quarter of 2007, Northwest recorded $16.6 million in income for a change in accounting estimate related to a pension regulatory liability. Northwest had historically recorded a regulatory asset or liability for the difference between pension expense as estimated under Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions,” and the amount Northwest funded as a contribution to its pension plans. As a result of additional information, including the most recent rate filing, Northwest re-assessed the probability of refunding or recovering this difference and concluded that it was not probable that it would be refundable or recoverable in future rates.

Other income decreased $7.6 million, or 95 percent, primarily due to the June 2007 recognition of $6.0 million of previously deferred income related to the termination of the Grays Harbor transportation agreement.

Interest charges decreased $1.5 million, or 12 percent, due primarily to the December 2007 refinancing of $250.0 million of 6.625 percent senior unsecured notes with $250.0 million revolver debt at lower interest rates and the May 2008 refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes due in 2018.

The provision for income taxes decreased $22.1 million due to Northwest’s conversion to a non-taxable general partnership on October 1, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Northwest’s operating revenues increased $8.2 million, or 4 percent. This increase is attributed to a $3.9 million increase from the Parachute Lateral, placed into service in May 2007, with the balance of the increase primarily attributed to higher short-term firm transportation volumes.

Northwest’s transportation service accounted for 97 percent of its operating revenues for each of the six-month periods ended June 30, 2008 and 2007. Additionally, gas storage service accounted for 2 percent of operating revenues for each of the six-month periods ended June 30, 2008 and 2007.

Operating expenses increased $26.1 million, or 28 percent. This increase is due primarily to the previously noted June 2007 reversal of Northwest’s pension regulatory liability of $16.6 million, the new Parachute Lateral lease of $5.0 million and higher depreciation expense of $1.5 million resulting from property additions. Also, contributing to the increase were higher use taxes of $1.1 million resulting from the 2007 reversal of $0.8 million of accrued use taxes resulting form the settlement of prior year audits and the Jackson Prairie Expansion and higher ad valorem taxes of $1.1 million resulting from property additions.

Other income decreased $8.8 million, or 92 percent, primarily due to the June 2007 recognition of $6.0 million of previously deferred income related to the termination of the Grays Harbor transportation agreement and a $2.4 million decrease in the allowance for equity funds used during construction resulting from the lower capital expenditures in 2008.

Interest charges decreased $3.0 million, or 12 percent, due primarily to the April 2007 early retirement of $175.0 million of 8.125 percent senior unsecured notes, due 2010, and the December 2007 refinancing of $250.0 million of 6.625 percent senior unsecured notes with $250.0 million revolver debt at lower interest rates and the May 2008 refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes, due 2018. This decrease was partially offset by the April 2007 issuance of $185.0 million of 5.95 percent senior unsecured notes, due 2017, and a $0.8 million decrease in the allowance for borrowed funds used during construction resulting from lower capital expenditures in 2008.

The provision for income taxes decreased $36.9 million due to Northwest’s conversion to a non-taxable general partnership on October 1, 2007.

The following table summarizes volumes and capacity for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Trillion British Thermal Units)

Total Throughput(1)	171	160	391	360
Average Daily Transportation Volumes	1.9	1.8	2.1	2.0
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.5	2.5	2.5	2.5
Average Daily Reserved Capacity Under Short-Term Firm Contracts(2)	0.7	0.8	0.7	0.8

(1)	Parachute Lateral volumes are excluded from total throughput as these volumes flow under separate contracts that do not result in mainline throughput.

(2)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.

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

On or before the end of the calendar month following each quarter, available cash is distributed to Northwest’s partners as required by its general partnership agreement. Available cash with respect to any quarter is generally defined as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves established by the management committee as necessary or appropriate for the conduct of Northwest’s business and to comply with any applicable law or agreement.

In January 2008, Northwest distributed $8.8 million to Williams representing available cash prior to our acquisition of our interest in Northwest. In April 2008, Northwest declared and paid equity distributions of $47.6 million to its partners. Of this amount, $7.8 million represents the portion allocated to its partners prior to our acquisition. In July 2008, Northwest declared and paid equity distributions of $31.0 million to its partners.

Expansion capital expenditures will be funded by third-party debt or contributions from Northwest’s partners with the exception of the CHC Project which will be funded by capital contributions from Williams.

Sources (Uses) of Cash

	Six Months Ended June 30,
	2008	2007
		(Restated)
	(Thousands of dollars)

Net cash provided (used) by:
Operating activities	$116,368	$89,752
Financing activities	(62,019)	(37,425)
Investing activities	(54,837)	(53,449)

Decrease in cash and cash equivalents	$(488)	$(1,122)

Operating Activities

Northwest’s net cash provided by operating activities for the six months ended June 30, 2008 increased $26.6 million from the same period in 2007. This increase is primarily attributed to a decrease in income taxes payable due to Northwest’s conversion to a partnership in 2007, partially offset by an increase in Northwest’s cash provided by other working capital sources.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2008 increased $24.6 million from the same period in 2007 due primarily to current year distributions to partners. Also included in financing activities are the proceeds of $300.9 million from the sale of a 15.9 percent partnership interest in Northwest to us, offset by distributions of $357.3 million to Williams. Financing activities also included the refinancing of Northwest’s $250.0 million revolver debt with the issuance of $250.0 million unsecured senior notes in May 2008.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2008 increased $1.4 million from the same period in 2007 due to increased advances to affiliates, partially offset by lower capital expenditures.

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

Northwest invests cash through participation in Williams’ cash management program. At June 30, 2008, the advances due to Northwest by Williams totaled approximately $59.1 million. The advances are represented by one or more demand obligations. The interest rate on these demand notes is based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 1.37 percent at June 30, 2008.

Credit Agreement

Williams has an unsecured $1.5 billion revolving credit agreement that terminates in May 2012. Northwest has access to $400.0 million under the agreement to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent per annum) based on the unused portion of the agreement. The applicable margin is based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling approximately $28.0 million, none of which are associated with Northwest, have been issued by the participating institutions. No revolving credit loans were outstanding as of June 30, 2008.

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

Northwest anticipates 2008 capital expenditures will be between $100 million and $125 million which includes $80 million to $95 million for maintenance capital. Northwest’s expenditures for property, plant and equipment additions were $28.6 million ($19.4 million for maintenance and $9.2 million for expansion) and $68.6 million ($35.2 million for maintenance and $33.4 million for expansion) for the six months ended June 30, 2008 and 2007, respectively.

Credit Ratings

During the second quarter of 2008, the credit ratings on Northwest’s senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below.

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB–
Fitch Ratings	BBB

At June 30, 2008, the evaluation of Northwest’s credit rating is “stable outlook” from all three agencies.

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

With respect to Standard and Poor’s, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “BB” rating indicates that Standard and Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but adverse business conditions could lead to insufficient ability to meet financial commitments. Standard and Poor’s may modify its ratings with a “+” or a “− ” sign to show the obligor’s relative standing within a major rating category.

With respect to Fitch, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” is considered speculative grade. A “BB” rating from Fitch indicates that there is a possibility of credit risk developing, particularly as the result of adverse economic change over time; however, business or financial alternatives may be available to allow financial commitments to be met. Fitch may add a “+” or a “− ” sign to show the obligor’s relative standing within a major rating category.

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

Environmental Matters

Northwest is subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of our business. Except as discussed below, Northwest’s management believes that it is in substantial compliance with existing environmental requirements. Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. Northwest believes that, with respect to any expenditures required to meet applicable standards and regulations, FERC would grant the requisite rate relief so that substantially all of such expenditures would be permitted to be recovered through rates. Northwest believes that compliance with applicable environmental requirements is not likely to have a material effect upon their financial position or results of operations.

Beginning in the mid-1980’s, Northwest evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. Northwest identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, Northwest identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980’s and Northwest conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990’s. In 2005, the Washington Department of Ecology required Northwest to re-evaluate its previous mercury clean-ups in Washington. Currently, Northwest is assessing the actions needed to bring the sites up to Washington’s current environmental standards. At June 30, 2008, Northwest has accrued liabilities totaling approximately $7.2 million for these costs which are expected to be incurred through 2012. Northwest is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. Northwest considers these costs associated with compliance with environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through rates.

In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard for ground-level ozone. Within three years, the EPA will designate new eight-hour ozone non-attainment areas. Designation of new eight-hour ozone non-attainment areas will result in additional federal and state regulatory actions that may impact Northwest’s operations. As a result, the cost of additions to property, plant and equipment is expected to increase. Northwest is unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations. Northwest’s management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

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

Summary

Litigation, arbitration, regulatory matters, environmental matters, and safety matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the ruling occurs. Northwest’s management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a material adverse effect on Northwest’s future financial position.

Conclusion

Although no assurances can be given, Northwest currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by advances or capital contributions from its partners and from borrowings under the credit agreement, will provide Northwest with sufficient liquidity to meet its capital requirements. When necessary, Northwest also expects to access public and private markets on terms commensurate with its credit ratings to finance its capital requirements.

Capital Resources and Liquidity of the Partnership

Our principal sources of liquidity include cash distributed to us by Northwest and our working capital credit agreement with Williams as the lender. We expect to fund our operating expenses, debt service and cash distributions primarily with distributions from Northwest.

At the closing of the IPO on January 24, 2008, we entered into a $20 million working capital credit agreement with Williams as the lender. The facility will be available exclusively to fund working capital borrowings. The initial maturity date of the facility will be the 365th day following the effective date of the agreement but may be extended for another 365-day period upon notice as provided in the agreement. The interest rate on all borrowings will be the one-month London Interbank Offered Rate (LIBOR) determined the date of the borrowing. The borrowings may be repaid prior to the end of the one-month LIBOR rate period. If a borrowing is not repaid within one month, the interest rate for such borrowing will be adjusted to the one-month LIBOR rate 30 days after the most recent borrowing. We pay a commitment fee to Williams on the unused portion of the credit agreement of 0.25 percent annually. We will be required to reduce all borrowings under our working capital credit agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the facility. At June 30, 2008, we have no outstanding borrowings under the working capital credit facility.

We expect to fund our expansion capital expenditures primarily through commercial borrowings or the sale of debt or equity securities.

We will invest cash through participation in Williams’ cash management program. The advances will be represented by one or more demand obligations. The interest rate on the demand notes will be based upon the overnight rate paid on Williams’ excess cash, which was approximately 1.37 percent at June 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings. However, in 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Northwest. Mr. Grynberg had also filed claims against approximately 300 other energy companies alleging that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, and in October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remained pending against Williams, including Northwest, and the other defendants, although the defendants had filed a number of motions to dismiss these claims on jurisdictional grounds. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against Northwest and certain of the other Williams defendants. In October 2006, the District Court dismissed all claims against Northwest and in November 2006, Mr. Grynberg filed his notice of appeal with the Tenth Circuit Court of Appeals. In addition to the foregoing, various other proceedings are pending against Northwest incidental to its operations.

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

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

WILLIAMS PIPELINE PARTNERS L.P.
(Registrant)

By:	Williams Pipeline Partners GP, LLC,
its general partner

/s/  Ted T. Timmermans
Ted T. Timmermans
Controller (Duly Authorized Officer
and Principal Accounting Officer)

August 7, 2008

EXHIBIT INDEX

Exhibit
Number	Description

+Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
+Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
+Exhibit 32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

+	Filed herewith.