Form 10-Q
period 2008-09-30
WILLIAMS PIPELINE PARTNERS L.P.
filed 2008-11-06
CIK 1411583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

The registrant had 22,607,430 common units and 10,957,900 subordinated units outstanding as of November 3, 2008.

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

All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:

•	amounts and nature of future capital expenditures;

•	expansion and growth of our business and operations;

•	financial condition and liquidity;

•	business strategy;

•	cash flow from operations or results of operations;

•	rate case filing; and

•	power and natural gas prices and demand.

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Many of the factors that could adversely affect our business, results of operations and financial condition are beyond our ability to control or project. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

•	We may not have sufficient cash from operations to enable us to pay the minimum distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

•	The amount of cash we have available for distribution depends primarily on our cash flow, and not solely on profitability.

•	We and The Williams Companies, Inc. (Williams) jointly control Northwest Pipeline GP (Northwest).

•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and increased costs of capital.

•	Inflation, interest rates, and general economic conditions.

•	The strength and financial resources of our and Northwest’s competitors.

•	The development of alternative energy sources.

•	The impact of operational and development hazards.

•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities, litigation, and rate proceedings.

•	Northwest’s costs and funding obligations for defined benefit pension plans and other postretirement benefit plans.

•	Increasing maintenance and construction costs.

•	Changes in the current geopolitical situation.

•	Risks related to strategy and financing, including restrictions stemming from Northwest’s debt agreements and future changes in Northwest’s credit ratings.

•	Risk associated with future weather conditions and acts of terrorism.

•	The loss of any of Northwest’s key customers or the loss of any contracted volumes could result in a decline in cash available for us to make distributions to our unitholders.

•	Northwest’s exposure to the credit risks of its customers.

•	Williams controls our general partner, which has sole responsibility for conducting our business and managing our operations. Williams, our general partner, and their respective affiliates have conflicts of interest with us and limited fiduciary duties, and they may favor their own interests to the detriment of our unitholders.

•	Recent events in the global financial crisis have made equity and debt markets less accessible and created a shortage in the availability of credit, which could disrupt our financing plans and limit our ability to grow.

•	The credit and risk profile of our general partner, and its owner, Williams, could adversely affect our or Northwest’s credit ratings.

•	Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

•	Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by states and localities.

•	Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

•	Additional risks described in our filings with the Securities and Exchange Commission.

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, and Part II, Item 1A. Risk Factors in this Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WILLIAMS PIPELINE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Predecessor)		(Predecessor)
	(Thousands of dollars, except per-unit amounts)
	(Unaudited)

General and administrative expense	$596	$—	$1,715	$—
Earnings from Northwest Pipeline GP through January 23, 2008 (Predecessor)	—	11,583	4,002	32,843
Equity earnings from investment in Northwest Pipeline GP after January 23, 2008	14,433	—	36,276	—
Interest expense — affiliate	(13)	—	(34)	—
Interest income	39	—	56	—

Net income	$13,863	$11,583	$38,585	$32,843

Allocation of 2008 net income used for earnings per unit calculation:
Net income	$13,863		$38,585
Net income applicable to the period through January 23, 2008	—		4,002

Net income applicable to the period after January 23, 2008	13,863		34,583
Allocation of net income (loss) to general partner	255		(111)

Allocation of net income to limited partners	$13,608		$34,694

Basic and diluted net income per limited partner unit:
Common units	$0.41		$1.03
Subordinated units	$0.41		$1.03
Weighted Average number of units outstanding:
Common units	22,605,668		22,605,489
Subordinated units	10,957,900		10,957,900

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Predecessor)
	(Thousands of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$7,292	$—
Accounts receivable:
Trade	95	—
Affiliate	503	—
Prepaid expense	243	—

Total current assets	8,133	—
Investment in Northwest Pipeline GP	425,017	414,966
Deferred costs	—	1,689

Total assets	$433,150	$416,655

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$592	$—
Affiliate	462	1,689

Total current liabilities	1,054	1,689
Contingent Liabilities and Commitments
Partners’ capital	432,096	414,966

Total liabilities and partners’ capital	$433,150	$416,655

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
		(Predecessor)
	(Thousands of dollars)
	(Unaudited)

OPERATING ACTIVITIES:
Net income	$38,585	$32,843
Adjustment to reconcile to cash provided by operations:
Equity earnings from investment in Northwest Pipeline GP	(40,278)	(32,843)
Distributions related to equity earnings from investment in Northwest Pipeline GP	30,605	—
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(95)	—
Other current assets	(243)	—
Accounts payable	1,054	—
Other	101	—

Net cash provided by operating activities	29,729	—

INVESTING ACTIVITIES:
Purchase of 15.9% general partnership interest in Northwest Pipeline GP	(300,900)	—

Net cash used by investing activities	(300,900)	—

FINANCING ACTIVITIES:
Distributions paid	(24,107)	—
Proceeds from sale of common units	336,520	—
Offering costs	(3,797)	—
Redemption of common units held by general partner	(31,020)	—
Contribution pursuant to the omnibus agreement	867	—

Net cash provided by financing activities	278,463	—

Increase in cash and cash equivalents	7,292	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$7,292	$—

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Contribution of 19.1% in Northwest Pipeline GP	$(115,020)	$—
Issuance of units to Williams Pipeline GP LLC	115,020	—

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

					Accumulated
	Pre-IPO				Other	Total
	Owner’s	Limited Partner		General	Comprehensive	Partners’
	Equity	Common	Subordinated	Partner	Income	Capital
	(Thousands of dollars)
	(Unaudited)

Balance — January 1, 2008 (Predecessor)	$414,966	$—	$—	$—	$—	$414,966
Net income attributable to the period through January 23, 2008	4,002	—	—	—	—	4,002
Pre-IPO distribution	(3,088)	—	—	—	—	(3,088)
Distribution of Pre-IPO funds made in April 2008	(2,723)					(2,723)
Other comprehensive loss attributable to the period through January 23, 2008	40	—	—	—	—	40

Balance — January 23, 2008 (Predecessor)	413,197	—	—	—	—	413,197
Contribution of net assets of predecessor companies	(115,020)	(26,392)	133,094	8,318	—	—
Adjustment to contribution of net assets of predecessor companies	2,723	(1,798)	(871)	(54)	—	—
Purchase of 15.9% general partnership interest in Northwest Pipeline GP	(300,900)	—	—	—	—	(300,900)
Issuance of units to public	—	336,520	—	—	—	336,520
Offering costs	—	(3,797)	—	—	—	(3,797)
Redemption of common units by general partner	—	(31,020)	—	—	—	(31,020)
Other comprehensive income attributable to the period January 24 through September 30, 2008:
Net unrealized gain on cash flow hedge	—	—	—	—	(15)	(15)
Pension benefits:
Amortization of net actuarial loss	—	—	—	—	332	332
Amortization of prior service cost	—	—	—	—	19	19

Total comprehensive income						336

Net income attributable to the period January 24 through September 30, 2008	—	23,732	11,504	(653)	—	34,583
Cash distributions	—	(12,076)	(5,854)	(366)	—	(18,296)
Contributions pursuant to the omnibus agreement	—	—	—	1,372	—	1,372
Other	—	101	—	—	—	101

Balance — September 30, 2008	$—	$285,270	$137,873	$8,617	$336	$432,096

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

We are a Delaware limited partnership formed on August 31, 2007 to own and operate natural gas transportation and storage assets, including a minority ownership interest in Northwest. The 35 percent of Northwest owned by us was owned by The Williams Companies, Inc. (Williams) prior to the initial public offering (IPO) of our common units in January 2008. As of September 30, 2008, Williams, through its subsidiary, Williams Pipeline GP LLC, owns a 2 percent general partner interest and a 45.7 percent limited partner interest in us.

On January 24, 2008, we completed our IPO of 16,250,000 units representing limited partner interests in us at a price of $20.00 per unit ($18.80 net of underwriters’ discount). Concurrent with the closing of the IPO, (i) the public through the underwriters of the offering contributed $325.0 million ($305.5 million net of the underwriters’ discount) to us in exchange for 16,250,000 common units, representing a 47.5 percent limited partner interest in us, (ii) we purchased from Northwest a 15.9 percent general partnership interest in Northwest, and (iii) a 19.1 percent interest in Northwest was contributed to us by Williams Pipeline GP LLC, our General Partner, in exchange for 6,350,668 common units, 10,957,900 subordinated units, 684,869 units representing a 2 percent general partner interest in us, and all of our incentive distribution rights. On February 15, 2008, the underwriters of the offering exercised their right to purchase an additional 1,650,000 common units from us, for $33.0 million ($31.0 million net of the underwriters’ discount), to cover over-allotments. The underwriters purchased the common units pursuant to that option on February 21, 2008 at the IPO price, net of underwriting discounts, of $18.80 per unit. Concurrently with the exercise of the option and in accordance with the terms of the Contribution, Conveyance and Assumption Agreement entered into in connection with the closing of the IPO, the Partnership redeemed 1,650,000 common units held by the General Partner.

Because the Northwest interests were acquired from an affiliate of Williams, the transaction was between entities under common control, and has been accounted for at historical cost. Accordingly, our consolidated financial statements and notes reflect the combined historical results of our investment in Northwest for all periods presented.

Our proportionate share of operating results is reflected as equity earnings from investment in Northwest in our financial statements beginning January 24, 2008, the effective date of the IPO. The general and administrative expenses reflected in our 2008 financial statements are attributable to the period January 24 through September 30, 2008. The financial information that precedes January 24, 2008 is referred to as “Predecessor”. The historical financial statements for the Predecessor, as the financial statement predecessor to the Partnership, reflect the ownership of the 35 percent investment in Northwest using the equity method of accounting. These Predecessor financial statements have been prepared from the books and records of Northwest and are not necessarily indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during these periods, nor are they necessarily indicative of future operating results.

The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K, filed February 29, 2008, for the year ended December 31, 2007. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. All intercompany transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

WILLIAMS PIPELINE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Allocation of Net Income and Distributions

The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statement of Partners’ Capital, for the period January 24 through September 30, 2008 is as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	(Thousands of dollars)

Allocation to general partner:
Net income	$13,863	$34,583
Charges direct to general partner:
Reimbursable general and administrative costs	503	1,372

Income subject to 2% allocation of general partner interest	14,366	35,955
General partner’s share of net income	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	287	719
Incentive distributions paid to general partner*	—	—
Direct charges to general partner	(503)	(1,372)

Net income (loss) allocated to general partner	$(216)	$(653)

Net income	$13,863	$34,583
Net income (loss) allocated to general partner	(216)	(653)

Net income allocated to limited partners	$14,079	$35,236

*	Under the “two class” method of computing earnings per share prescribed by SFAS No. 128, “Earnings Per Share,” earnings are to be allocated to participating securities as if all of the earnings for the period had been distributed. As a result, the general partner receives an additional allocation of income in quarterly periods where an assumed incentive distribution, calculated as if all earnings for the period had been distributed, exceeds the actual incentive distribution. There were no assumed incentive distributions for the three months ended March 31, 2008; however, for the three months ended June 30, 2008, the assumed incentive distribution rights were $71 thousand, and for the three months ended September 30, 2008, the assumed incentive distribution rights were $471 thousand. The resulting allocation of income for the calculation of earnings per limited partner unit is shown on the Consolidated Statements of Income.

Common and subordinated unitholders share equally, on a per-unit basis, in the net income allocated to limited partners for the three and nine months ended September 30, 2008.

We have authorized payment of the following cash distribution during 2008 (in thousands, except for per unit amounts):

				General Partner
					Incentive
	Per Unit	Common	Subordinated		Distribution	Total Cash
Payment Date	Distribution	Units	Units	2%	Rights	Distribution

5/15/2008	$0.2242	$5,068	$2,457	$154	$—	$7,679
8/14/2008	$0.3100	$7,008	$3,397	$212	$—	$10,617
11/14/2008(a)	$0.3150	$7,121	$3,452	$216	$—	$10,789

(a)	The board of directors of our general partner declared this cash distribution on October 27, 2008 to be paid on November 14, 2008 to unitholders of record at the close of business on November 7, 2008.

WILLIAMS PIPELINE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Credit Facilities

At the closing of the IPO on January 24, 2008, we entered into a $20 million working capital credit agreement with Williams as the lender. The facility will be available exclusively to fund working capital borrowings. The initial maturity date of the facility will be the 365th day following the effective date of the agreement but may be extended for another 365-day period upon notice as provided in the agreement. The interest rate on all borrowings will be the one-month London Interbank Offered Rate (LIBOR) determined the date of the borrowing. The borrowings may be repaid prior to the end of the one-month LIBOR rate period. If a borrowing is not repaid within one month, the interest rate for such borrowing will be adjusted to the one-month LIBOR rate 30 days after the most recent borrowing. We pay a commitment fee to Williams on the unused portion of the credit agreement of 0.25 percent annually. We are required to reduce all borrowings under our working capital credit agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the facility. At September 30, 2008, we have no outstanding borrowings under the working capital credit facility.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries (previously referred to as minority interests). SFAS 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Statement will be applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of the fiscal year it is initially adopted. However, the presentation of noncontrolling interests within stockholders’ equity and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income requires retrospective application to all periods presented. Implementation of SFAS No. 160 will not have an impact on our Consolidated Financial Statements.

WILLIAMS PIPELINE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Related Party Transactions

In January 2008, we received a distribution of $3.1 million from Northwest and made a distribution of $3.1 million to Williams prior to the closing of the IPO on January 24, 2008. In April 2008, we received a distribution of $16.7 million from Northwest. Of this amount, $2.7 million represents the portion allocated to us prior to the closing of the IPO on January 24, 2008. The $2.7 million was distributed to Williams in April 2008. In May 2008, we made a distribution to Williams of $3.7 million, as declared by the board of directors of our general partner on April 24, 2008. In July 2008, we received a distribution of $10.9 million from Northwest. In August 2008, we made a distribution to Williams of $5.1 million, as declared by the board of directors of our general partner on July 28, 2008.

Following the closing of the IPO on January 24, 2008, our general partner gives us a quarterly credit for general and administrative expenses under the terms of an omnibus agreement. The annual amounts of those credits are as follows: $2.0 million in 2008 (pro-rated for the portion of the year from January 24 to December 31), $1.5 million in 2009, $1.0 million in 2010 and $0.5 million in 2011. At September 30, 2008, $0.5 million is reflected in Accounts receivable — affiliate and $1.4 million as a capital contribution in our financial statements.

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

Note 7.	Comprehensive Income

Comprehensive income is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	(Thousands of dollars)

Net income	$13,863	$38,585
Reclassification of cash flow hedge gain into earnings	(6)	(15)
Pension benefits:
Amortization of net actuarial loss	124	332
Amortization of prior service cost	7	19

Total comprehensive income	$13,988	$38,921

WILLIAMS PIPELINE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Equity Investments

Northwest is accounted for using the equity method of accounting. As such, our interest in Northwest’s net operating results is reflected as equity earnings in our Consolidated Statements of Income. The summarized results of operations for 100% of Northwest Pipeline are presented below:

Northwest

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(Thousands of dollars)
	(Unaudited)

Revenues	$108,542	$106,364	$322,397	$312,062
Operating expenses	55,500	56,384	173,513	148,309
Other income, net	507	16,223	1,246	25,782
Interest charges	12,313	12,882	35,051	38,590
Provision for taxes	—	20,229	—	57,109

Net income	$41,236	$33,092	$115,079	$93,836

Northwest’s 1983 acquisition by Williams was accounted for using the purchase method of accounting. Accordingly, Williams performed an allocation of the purchase price to Northwest’s assets and liabilities, based on their estimated fair values at the time of the acquisition. Because Northwest had significant outstanding public debt and preferred stock at the time of its acquisition by Williams, under the provisions of Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” Northwest was not required to, and elected not to, push down the purchase price allocation in its financial statements. Beginning December 31, 2007, Northwest elected to include Williams’ purchase price allocations in its financial statements. Accordingly, Northwest’s September 30, 2007 financial statements have been restated to include the effects of Williams’ excess purchase price allocation. A reconciliation between Northwest’s previously reported amounts and their restated amounts for the three and nine months ended September 30, 2007 is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
	(Thousands of dollars)

Income Statement:
Net income, as previously reported	$33,926	$95,847
Depreciation of purchase price allocation to property and equipment, net of income taxes	(834)	(2,011)

Net income, as restated	$33,092	$93,836

Through September 30, 2007, Northwest used the liability method of accounting for income taxes which required, among other things, provisions for all temporary differences between the financial basis and the tax basis in Northwest’s assets and liabilities and adjustments to the existing deferred tax balances for changes in the tax rates. Following Northwest’s conversion to a general partnership on October 1, 2007, Northwest reversed deferred income tax liabilities of approximately $311.8 million to income and $10.2 million of deferred income tax assets to comprehensive income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a growth-oriented Delaware limited partnership formed by Williams to own and operate natural gas transportation and storage assets. Effective January 24, 2008, we own a 35 percent general partnership interest in Northwest, a subsidiary of Williams that owns an approximate 3,900-mile, bi-directional, interstate natural gas pipeline system that extends from the San Juan Basin in New Mexico, through the Rocky Mountains and to the Northwestern United States. Northwest also has working natural gas storage capacity of approximately 12.6 billion cubic feet (Bcf). The remaining 65 percent general partnership interest in Northwest is owned by a subsidiary of Williams.

Our general partnership interest in Northwest is our primary asset. As a result, we are dependent on Northwest for substantially all of our cash available for distribution and the management’s discussion and analysis of financial condition and results of operations contained herein is primarily focused on Northwest.

Recent Market Events

The recent instability in financial markets has created global concerns about the liquidity of financial institutions and is having overarching impacts on the economy as a whole. In this volatile economic environment, many financial markets, institutions and other businesses remain under considerable stress. These events are impacting our business. However, we note the following:

•	Northwest has no significant debt maturities until 2016.

•	As of September 30, 2008, Northwest has approximately $73.0 million of available cash from return of advances made to affiliates and available capacity under its Credit Facility. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Method of Financing.)

•	A significant portion of Northwest’s transportation and storage services are provided pursuant to long-term firm contracts that obligate its customers to pay monthly capacity reservation fees regardless of the amount of pipeline or storage capacity actually utilized by a customer.

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

As a one-third owner of Jackson Prairie, Northwest held an open season for a new firm storage service based on its 104 MMcf per day share of the planned 2008 deliverability expansion and its approximately 1.2 Bcf share of the working natural gas storage capacity expansion to be developed over approximately a six-year period from 2007 through 2012.

As a result of the open season, four shippers executed binding precedent agreements for the full amount of incremental storage service offered at contract terms averaging 33 years. The precedent agreements obligate the shippers to execute long-term service agreements for the proposed new incremental firm storage service, with the firm service rights to be phased-in as the expanded working natural gas capacity and deliverability are developed. Northwest’s one-third share of the deliverability expansion cost is estimated to be $16 million. Northwest’s estimated capital cost for the capacity expansion component of the new storage service is $6.1 million, primarily for base natural gas.

Due to the profile of Northwest’s customers and their need for peak-day capacity, Northwest believes that expanding storage at Jackson Prairie is the most cost effective way to serve the weather-sensitive residential and commercial peak-day load growth on its system.

•	Sundance Trail Expansion. In February 2008, Northwest initiated an open season for the proposed Sundance Trail Expansion project that resulted in the execution of an agreement for 150 MMcf per day of firm transportation service from the Meeker/White River Hub in Colorado for delivery to the Opal Hub in Wyoming. The project will include construction of approximately 16 miles of 30-inch loop between Northwest’s existing Green River and Muddy Creek compressor stations in Wyoming as well as an upgrade to Northwest’s existing Vernal compressor station, with service targeted to commence in November 2010. The total project is estimated to cost up to $65 million, including the cost of replacing existing compression at the Vernal compressor station which will enhance the efficiency of Northwest’s system. The Sundance Trail Expansion will utilize available capacity on the CHC lateral and the existing Piceance lateral in conjunction with available and expanded mainline capacity. The Sundance Trail Expansion remains subject to certain conditions, including receiving the necessary regulatory approvals. Northwest expects to collect its maximum system rates, and will seek approval to roll-in the Sundance Trail Expansion costs in any future rate case filed with the FERC.

Northwest’s Results of Operations

In the following discussion of the results of Northwest, all amounts represent 100 percent of the operations of Northwest, in which we hold a 35 percent general partnership interest following the completion of our IPO on January 24, 2008. As such, we recognized equity earnings from investments of $14.4 million and $40.3 million for the three and nine months ended September 30, 2008 compared with the $11.6 million and $32.8 million (Predecessor) for the three and nine months ended September 30, 2007.

Analysis of Financial Results

This analysis discusses financial results of Northwest’s operations for the three and nine-month periods ended September 30, 2008 and 2007. Changes in natural gas prices and transportation volumes have little impact on revenues, because under Northwest’s rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in Northwest’s transportation rates.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Northwest’s operating revenues increased $2.2 million, or 2 percent. This increase is primarily attributed to increased revenue from short-term firm transportation services.

Northwest’s transportation service accounted for 96 percent of its operating revenues for each of the three-month periods ended September 30, 2008 and 2007. Additionally, gas storage service accounted for 3 percent of operating revenues for each of the three-month periods ended September 30, 2008 and 2007.

Operating expenses decreased $0.9 million, or 2 percent. This decrease is due primarily to lower expenses of $3.0 million for contracted services attributed primarily to pipeline maintenance, partially offset by the new Parachute Lateral lease of $2.6 million.

Other income — net decreased $15.7 million, or 97 percent, primarily due to the receipt in 2007 of $12.2 million additional contract termination income and $2.3 million additional interest related to the termination of the Grays Harbor transportation agreement, and lower interest income from affiliates of $0.8 million in 2008 resulting from note repayments from Williams and lower interest rates.

The provision for income taxes decreased $20.2 million to $0 due to Northwest’s conversion to a non-taxable general partnership on October 1, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Northwest’s operating revenues increased $10.3 million, or 3 percent. This increase is attributed to a $3.9 million increase from the Parachute Lateral, placed into service in May 2007, and a $5.0 million increase from short-term firm transportation services, with the balance of the increase primarily attributed to higher transportation volumes resulting from the colder than normal temperatures in Northwest’s market area.

Northwest’s transportation service accounted for 96 percent of its operating revenues for each of the nine-month periods ended September 30, 2008 and 2007. Additionally, gas storage service accounted for 3 percent of operating revenues for each of the nine-month periods ended September 30, 2008 and 2007.

Operating expenses increased $25.2 million, or 17 percent. This increase is due primarily to the June 2007 reversal of Northwest’s pension regulatory liability of $16.6 million and the new Parachute Lateral lease of $7.6 million. Also contributing were higher use taxes of $1.1 million attributed primarily to the 2007 reversal of $0.8 million of accrued use taxes resulting from the settlement of prior year audits, and higher depreciation of $1.4 million and ad valorem taxes of $1.2 million resulting from property additions. These increases were partially offset by lower expenses of $3.5 million for contracted services attributed primarily to pipeline maintenance.

Other income — net decreased $24.5 million, or 95 percent, primarily due to the recognition in 2007 of $6.0 million of previously deferred income, the receipt of $12.2 million additional contract termination income, and $2.3 million additional interest related to the termination of the Grays Harbor transportation agreement. In addition, a $2.7 million decrease in the allowance for equity funds used during construction resulting from the lower capital expenditures in 2008 and a $0.9 million decrease in interest income from affiliates resulting from note repayments from Williams and lower interest rates contributed to this decrease.

Interest charges decreased $3.5 million, or 9 percent, due primarily to the April 2007 early retirement of $175.0 million of 8.125 percent senior unsecured notes, the December 2007 refinancing of $250.0 million of 6.625 percent senior unsecured notes with $250.0 million revolver debt at lower interest rates, and the May 2008 refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes. This decrease was partially offset by the April 2007 issuance of $185.0 million of 5.95 percent senior unsecured notes, and a $0.8 million decrease in the allowance for borrowed funds used during construction resulting from lower capital expenditures in 2008.

The provision for income taxes decreased $57.1 million to $0 due to Northwest’s conversion to a non-taxable general partnership on October 1, 2007.

Operating Statistics

The following table summarizes volumes and capacity for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Trillion British Thermal Units)

Total Throughput(1)	179	176	570	536
Average Daily Transportation Volumes	2.0	1.9	2.1	2.0
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.5	2.5	2.5	2.5
Average Daily Reserved Capacity Under Short-Term Firm Contracts(2)	0.6	0.7	0.7	0.8

(1)	Parachute Lateral volumes are excluded from total throughput as these volumes flow under separate contracts that do not result in mainline throughput.

(2)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.

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

In January 2008, Northwest distributed $8.8 million to Williams representing available cash prior to our acquisition of our interest in Northwest. During the nine months ended September 30, 2008, Northwest declared and paid equity distributions of $78.6 million to its partners. Of this amount, $7.8 million represents the portion allocated to its partners prior to our acquisition. In October 2008, Northwest declared and paid equity distributions of $31.0 million to its partners.

Northwest funds its capital requirements with cash from operating activities, with third-party debt or with contributions from Northwest’s partners with the exception of the CHC Project, which will be funded by capital contributions from Williams.

Sources (Uses) of Cash

	Nine Months Ended
	September 30,
	2008	2007
		(Restated)
	(Thousands of dollars)

Net cash provided (used) by:
Operating activities	$190,331	$166,532
Financing activities	(94,714)	(38,346)
Investing activities	(95,863)	(129,554)

Decrease in cash and cash equivalents	$(246)	$(1,368)

Operating Activities

Northwest’s net cash provided by operating activities for the nine months ended September 30, 2008 increased $23.8 million from the same period in 2007. This increase is primarily attributed to a decrease in current income tax expense due to Northwest’s conversion to a partnership in 2007, partially offset by contract termination proceeds received in 2007.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2008 increased $56.4 million from the same period in 2007 primarily due to current year distributions to partners of $388.3 million offset by proceeds of $300.9 million from the sale of a 15.9 percent partnership interest in Northwest to us and a decrease in the change in cash overdrafts of $31.0 million. Financing activities also included the refinancing of Northwest’s $250.0 million revolver debt with the issuance of $250.0 million 6.05 percent senior unsecured notes in May 2008 to certain institutional investors in a Rule 144A private debt placement. In September 2008, Northwest completed an exchange of 100% of these notes for substantially identical new notes registered under the Securities Act of 1933, as amended.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2008 decreased $33.7 million from the same period in 2007 due primarily to lower capital expenditures.

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

Northwest invests cash through participation in Williams’ cash management program. At September 30, 2008, the advances due to Northwest by Williams totaled approximately $73.0 million. The advances are represented by one or more demand obligations. The interest rate on these demand notes is based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 0.15 percent at September 30, 2008.

Credit Agreement

Williams has an unsecured $1.5 billion revolving credit agreement that terminates in May 2012 (Credit Facility). Northwest has access to $400.0 million under the agreement to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent per annum) based on the unused portion of the agreement. The applicable margin is based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling approximately $28.0 million, none of which are associated with Northwest, have been issued by the participating institutions. No revolving credit loans were outstanding as of September 30, 2008.

Lehman Commercial Paper Inc., which is committed to fund up to $70 million of the Credit Facility, has filed for bankruptcy. Williams expects that its ability to borrow under this facility is reduced by this committed amount. Consequently, Northwest expects its ability to borrow under the Credit Facility is reduced by approximately $18.7 million. The committed amounts of other participating banks under this agreement remain in effect and are not impacted by this reduction.

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

Northwest anticipates 2008 capital expenditures will be between $80 million and $100 million which includes $65 million to $85 million for maintenance capital. Northwest’s expenditures for property, plant and equipment additions were $57.7 million ($43.7 million for maintenance and $14.0 million for expansion) and $106.1 million ($71.9 million for maintenance and $34.2 million for expansion) for the nine months ended September 30, 2008 and 2007, respectively.

Credit Ratings

During the third quarter of 2008, the credit ratings on Northwest’s senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below.

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB−
Fitch Ratings	BBB

At September 30, 2008, the evaluation of Northwest’s credit rating is “stable outlook” from all three agencies.

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

Other

Off-Balance Sheet Arrangements

Northwest has no guarantees of off-balance sheet debt to third parties and maintains no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams’ or Northwest’s credit ratings.

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

Environmental Matters

Northwest is subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of its business. Except as discussed below, Northwest’s management believes that it is in substantial compliance with existing environmental requirements. Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. Northwest believes that, with respect to any expenditures required to meet applicable standards and regulations, FERC would grant the requisite rate relief so that substantially all of such expenditures would be permitted to be recovered through rates. Northwest believes that compliance with applicable environmental requirements is not likely to have a material effect upon its financial position or results of operations.

Beginning in the mid-1980s, Northwest evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. Northwest identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, Northwest identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s and Northwest conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required Northwest to re-evaluate its previous mercury clean-ups in

Washington. Currently, Northwest is assessing the actions needed to bring the sites up to Washington’s current environmental standards. At September 30, 2008, Northwest has accrued liabilities totaling approximately $7.0 million for these costs which are expected to be incurred through 2012. Northwest is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. Northwest considers these costs associated with compliance with environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

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

Safety Matters

Pipeline Integrity Regulations.  Northwest has developed an Integrity Management Plan that it believes meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, Northwest has identified high consequence areas and completed its baseline assessment plan. Northwest is on schedule to complete the required assessments within specified timeframes. Currently, Northwest estimates that the cost to perform required assessments and associated remediation will be between $155 million and $175 million over the remaining assessment period of 2008 through 2012. The cost estimates have been revised to reflect refinements in the scope of required remediation and for increases in assessment and remediation costs. Northwest’s management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

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

Conclusion

Although no assurances can be given, Northwest currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by advances or capital contributions from its partners and from borrowings under the credit agreement, will provide Northwest with sufficient liquidity to meet its capital requirements. Historically, Northwest has been able to access public and private markets on terms commensurate with its credit ratings to finance its capital requirements, when needed. However, as a result of credit market conditions at the time of this filing, this source of funding is considered economically prohibitive and is unlikely to be utilized in this economic environment.

Capital Resources and Liquidity of the Partnership

Our principal sources of liquidity include cash distributed to us by Northwest and our working capital credit agreement with Williams as the lender. We expect to fund our operating expenses, debt service and cash distributions primarily with distributions from Northwest. As of September 30, 2008, we had cash and cash equivalents of $7.3 million.

We may invest cash through participation in Williams’ cash management program. Any advances will be represented by one or more demand obligations. The interest rate on the demand notes will be based upon the overnight rate paid on Williams’ excess cash, which was approximately 0.15 percent at September 30, 2008.

Northwest Distributions

In January 2008, Northwest distributed $8.8 million to Williams representing available cash prior to our acquisition of our interest in Northwest. During the nine months ended September 30, 2008, Northwest declared and paid equity distributions of $78.6 million to its partners. Of this amount, $7.8 million represents the portion allocated to its partners prior to our acquisition. In October 2008, Northwest declared and paid equity distributions of $31.0 million to its partners.

Capital Contributions from Williams

Capital contributions from Williams required under the omnibus agreement consist of a quarterly credit for general and administrative expenses. The annual amounts of those credits are as follows: $2.0 million in 2008 (pro-rated for the portion of the year from January 24 to December 31), $1.5 million in 2009, $1.0 million in 2010 and $0.5 million in 2011.

Credit Facility

At the closing of the IPO on January 24, 2008, we entered into a $20 million working capital credit agreement with Williams as the lender. The facility will be available exclusively to fund working capital borrowings. The initial maturity date of the facility will be the 365th day following the effective date of the agreement but may be extended for another 365-day period upon notice as provided in the agreement. The interest rate on all borrowings will be the one-month London Interbank Offered Rate (LIBOR) determined the date of the borrowing. The borrowings may be repaid prior to the end of the one-month LIBOR rate period. If a borrowing is not repaid within one month, the interest rate for such borrowing will be adjusted to the one-month LIBOR rate 30 days after the most recent borrowing. We pay a commitment fee to Williams on the unused portion of the credit agreement of 0.25 percent annually. We will be required to reduce all borrowings under our working capital credit agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the facility. At September 30, 2008, we have no outstanding borrowings under the working capital credit facility.

Cash Distributions to Unitholders

We have paid quarterly distributions to unitholders and our general partner interest after every quarter since our IPO on January 24, 2008. Our most recent quarterly distribution of $10.8 million will be paid on November 14, 2008 to unitholders of record at the close of business on November 7, 2008.

Conclusion

We typically expect to fund our acquisitions or expansion capital expenditures primarily through commercial borrowings or the sale of debt or equity securities. However, in the last month, public equity markets have experienced significant declines and global credit markets have experienced a shortage in overall liquidity and a resulting disruption in the availability of credit. Under current market conditions, it is unclear whether we could issue additional equity or debt securities or, even if we were able, whether we could do so at prices and pursuant to terms that would be acceptable to us.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings. However, in 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Northwest. Mr. Grynberg had also filed claims against approximately 300 other energy companies alleging that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, and in October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remained pending against Williams, including Northwest, and the other defendants, although the defendants had filed a number of motions to dismiss these claims on jurisdictional grounds. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against Northwest and certain of the other Williams defendants. In October 2006, the District Court dismissed all claims against Northwest and in November 2006, Mr. Grynberg filed his notice of appeal with the Tenth Circuit Court of Appeals. Oral argument was held on September 25, 2008. In addition to the foregoing, various other proceedings are pending against Northwest incidental to its operations.

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

Northwest is exposed to the credit risks of its customers.

Northwest is exposed to the credit risk of its customers in the ordinary course of its business. Generally Northwest’s customers are rated investment grade or are required to make pre-payments or provide security to satisfy credit concerns. However, Northwest cannot predict to what extent its business would be impacted by deteriorating conditions in the economy, including declines in Northwest’s customers’ creditworthiness. While Northwest monitors these situations carefully and attempts to take appropriate measures to protect itself, it is possible that Northwest may have to write down or write off doubtful accounts. Such write-downs or write-offs could negatively affect Northwest’s operating results for the period in which they occur, and, if significant, could have a material adverse effect on its operating results and financial condition.

Northwest’s costs and funding obligations for defined benefit pension plans and other postretirement benefit plans, in which it participates, are affected by factors beyond its control.

Northwest is a participating employer in defined benefit pension plans covering substantially all of its U.S. employees and other postretirement benefit plans covering certain eligible participants. The timing and amount of Northwest’s funding allocation requirements under the defined benefit pension plans in which it participates depends upon a number of factors, including changes to pension plan benefits as well as factors outside of its control, such as asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase Northwest’s funding allocation requirements could have a significant adverse effect on its financial condition. The amount of expenses recorded for the defined benefit pension plans and other postretirement benefit plans, in which Northwest participates, is also dependent on changes in several factors, including market interest rates and the returns on plan assets. Significant changes in any of these factors may adversely impact Northwest’s future results of operations.

Recent events in the global financial crisis have made equity and debt markets less accessible and created a shortage in the availability of credit, which could disrupt our financing plans and limit our ability to grow.

Public equity markets have recently experienced significant declines and global credit markets have experienced a shortage in overall liquidity and a resulting disruption in the availability of credit. Under current market conditions, it is unclear whether we could issue additional equity or debt securities or, even if we were able, whether we could do so at prices and pursuant to terms that would be acceptable to us. Continuing or additional disruptions in the global financial marketplace, including the bankruptcy or restructuring of certain financial institutions, could make equity and debt markets inaccessible and adversely affect the availability of credit already arranged and the availability and cost of credit in the future.

As a publicly traded partnership, these developments could significantly impair our ability to make acquisitions or finance growth projects. We distribute all of our available cash to our unitholders on a quarterly basis. We typically rely upon external financing sources, including the issuance of debt and equity securities and bank borrowings, to fund acquisitions or expansion capital expenditures. Any limitations on our access to external capital, including limitations caused by illiquidity in the capital markets, may impair our ability to complete future acquisitions and construction projects on favorable terms, if at all. As a result, we may be at a competitive disadvantage as compared to businesses that reinvest all of their available cash to expand ongoing operations, particularly under current economic conditions.

Item 6.	Exhibits

The following instruments are included as exhibits to this report.

10	Director Compensation Policy, adopted August 19, 2008.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

WILLIAMS PIPELINE PARTNERS L.P.
(Registrant)

By:	Williams Pipeline Partners GP, LLC, its general partner

/s/  Ted T. Timmermans
Ted T. Timmermans
Controller (Duly Authorized Officer
and Principal Accounting Officer)

November 6, 2008

EXHIBIT INDEX

Exhibit
Number	Description

+Exhibit 10	Director Compensation Policy, adopted August 19, 2008.
+Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
+Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
+Exhibit 32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

+	Filed herewith.