Form 10-Q
period 2009-03-31
WILLIAMS PIPELINE PARTNERS L.P.
filed 2009-04-30
CIK 1411583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The registrant had 22,607,430 common units and 10,957,900 subordinated units outstanding as of April 27, 2009.

WILLIAMS PIPELINE PARTNERS L.P.
FORM 10-Q
FORWARD-LOOKING STATEMENTS
          Certain matters contained in this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
          All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:
•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	The levels of cash distributions to unitholders;

•	Rate case filings; and

•	Natural gas prices and demand.
          Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The reader should carefully consider the risk factors discussed below in addition to the other information in this report. If any of the following risks were actually to occur, our business, results of operations and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline and unitholders could lose all or part of their investment. Many of the factors that could adversely affect our business, results of operations and financial condition are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	Whether we have sufficient cash from operations to enable us to maintain current levels of cash distributions or to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner;

•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates, and general economic conditions (including the current economic slowdown and the disruption of global credit markets and the impact of these events on Northwest’s customers and suppliers);

•	The strength and financial resources of our and Northwest’s competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities, litigation and rate proceedings;

•	Northwest’s costs and funding obligations for defined benefit pension plans and other post-retirement benefit plans;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Northwest’s exposure to the credit risk of its customers;

•	Risks related to strategy and financing, including restrictions stemming from Northwest’s debt agreements, future changes in Northwest’s credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission ("SEC").

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
          Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, and Part II, Item 1A. Risk Factors in this Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2009	2008
	(Thousands of dollars, except per-unit
	amounts)
	(Unaudited)
General and administrative expense	$653	$500
Earnings from Northwest Pipeline GP through January 23, 2008 (Predecessor)	—	4,002
Equity earnings from investment in Northwest Pipeline GP after January 23, 2008	14,318	9,353
Interest expense — affiliate	(12)	—
Interest income	2	—

Net income	$13,655	$12,855

Allocation of net income used for earnings per unit calculation:
Net income	$13,655	$12,855
Net income applicable to the period through January 23, 2008	—	4,002

Net income applicable to the period after January 23, 2008	13,655	8,853
Net loss allocated to general partner	(89)	(187)

Net income allocated to limited partners	$13,744	$9,040

Basic and diluted net income per limited partner unit:
Common units	$0.41	$0.27
Subordinated units	$0.41	$0.27

Weighted average number of units outstanding:
Common units	22,607,430	22,605,006
Subordinated units	10,957,900	10,957,900
See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(Thousands of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$6,871	$7,760
Prepaid expense	319	184

Total current assets	7,190	7,944
Investment in Northwest Pipeline GP	417,525	414,069

Total assets	$424,715	$422,013

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable:
Trade	$335	$671
Affiliate	47	424

Total current liabilities	382	1,095
Contingent liabilities and commitments
Partners’ capital	424,333	420,918

Total liabilities and partners’ capital	$424,715	$422,013

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Thousands of dollars)
	(Unaudited)
OPERATING ACTIVITIES:
Net Income	$13,655	$12,855
Adjustments to reconcile to cash provided by operations:
Equity earnings from investment in Northwest Pipeline GP	(14,318)	(13,355)
Distributions related to equity earnings from investment in Northwest Pipeline GP	11,200	3,088
Cash provided (used) by changes in assets and liabilities:
Other current assets	(135)	(199)
Accounts payable	(713)	721
Other	12	33

Net cash provided by operating activities	9,701	3,143

INVESTING ACTIVITIES:
Purchase of 15.9% general partnership interest in Northwest Pipeline GP	—	(300,900)

Net cash used by investing activities	—	(300,900)

FINANCING ACTIVITIES:
Distributions paid	(10,960)	(3,088)
Proceeds from sale of common units	—	336,520
Offering costs	—	(3,797)
Redemption of common units held by general partner	—	(31,020)
Contribution pursuant to the omnibus agreement	370	—

Net cash (used) provided by financing activities	(10,590)	298,615

(Decrease) increase in cash and cash equivalents	(889)	858
Cash and cash equivalents at beginning of period	7,760	—

Cash and cash equivalents at end of period	$6,871	$858

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Contribution of 19.1% in Northwest Pipeline GP	$—	$(115,020)
Issuance of units to Williams Pipeline GP LLC	—	115,020
See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

				Accumulated
	Limited Partner			Other	Total
			General	Comprehensive	Partners’
	Common	Subordinated	Partner	Income	Capital
	(Thousands of dollars)
	(Unaudited)

Balance — January 1, 2009	$287,269	$138,835	$8,677	$(13,863)	$420,918
Net income	9,257	4,487	(89)	—	13,655
Other comprehensive income:
Net unrealized gain on cash flow hedge				(6)	(6)
Pension benefits:
Amortization of net actuarial loss				337	337
Amortization of prior service cost				7	7

Total comprehensive income					338

Cash distributions	(7,234)	(3,507)	(219)		(10,960)
Contributions pursuant to the omnibus agreement			370		370
Other	12				12

Balance — March 31, 2009	$289,304	$139,815	$8,739	$(13,525)	$424,333

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Basis of Presentation
          Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or like terms refer to Williams Pipeline Partners L.P. (“Partnership”), its subsidiaries and the operations of Northwest Pipeline GP (“Northwest”), in which we own a 35 percent interest. When we refer to Northwest by name, we are referring exclusively to Northwest Pipeline GP and its consolidated affiliate, Northwest Pipeline Services LLC.
          We are a Delaware limited partnership formed on August 31, 2007 to own and operate natural gas transportation and storage assets, including a minority ownership interest in Northwest. On January 24, 2008, we completed our initial public offering (“IPO”) of common units. The 35 percent of Northwest owned by us was owned by The Williams Companies, Inc. (“Williams”) prior to the IPO of our common units. As of March 31, 2009, Williams, through its subsidiary, Williams Pipeline GP LLC, owns a 2 percent general partner interest and a 45.7 percent limited partner interest in us.
          Because the Northwest interests were acquired from an affiliate of Williams, the transaction was between entities under common control and has been accounted for at historical cost. Accordingly, our consolidated financial statements and notes reflect the combined historical results of our investment in Northwest for all periods presented.
          Our proportionate share of operating results is reflected as equity earnings from investment in Northwest in our financial statements beginning January 24, 2008, the effective date of the IPO. The financial information that precedes January 24, 2008 is referred to as “Predecessor.” The historical financial information for the Predecessor reflects the ownership of a 35 percent investment in Northwest using the equity method of accounting.
          The accompanying interim financial statements do not include all the notes in our annual statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K, filed February 27, 2009, for the year ended December 31, 2008. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. All intercompany transactions have been eliminated.
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

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Allocation of Net Income and Distributions
          The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statements of Partners’ Capital, for the three months ended March 31, 2009 and January 24 through March 31, 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Thousands of dollars)

Allocation to general partner:
Net income	$13,655	$8,853
Charges direct to general partner:
Reimbursable general administrative costs	370	371

Income subject to 2% allocation of general partner interest	14,025	9,224
General partner’s share of net income	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	281	184
Incentive distributions paid to general partner	—	—
Direct charges to general partner	(370)	(371)

Net loss allocated to general partner	$(89)	$(187)

Net income	$13,655	$8,853
Net loss allocated to general partner	(89)	(187)

Net income allocated to limited partners	$13,744	$9,040

          Common and subordinated unitholders have always shared equally, on a per-unit basis, in the net income allocated to limited partners.
          We have paid or have authorized payment of the following post-IPO cash distributions during 2008 and 2009 (in thousands, except per-unit amounts):

				General Partner
					Incentive
	Per Unit	Common	Subordinated		Distribution	Total Cash
Payment Date	Distribution	Units	Units	2%	Rights	Distribution

5/15/2008	$0.2242	$5,068	$2,457	$154	$—	$7,679
8/14/2008	0.3100	7,008	3,397	212	—	10,617
11/14/2008	0.3150	7,121	3,452	216	—	10,789
2/13/2009	0.3200	7,234	3,507	219	—	10,960
5/15/2009(a)	0.3250	7,347	3,561	223	—	11,131

(a)	The board of directors of our general partner declared this cash distribution on April 23, 2009 to be paid on May 15, 2009 to unitholders of record at the close of business on May 8, 2009.
Note 3. Credit Agreement
          We have a $20.0 million working capital credit agreement with Williams as the lender. The proceeds of the borrowing are available exclusively to fund working capital, including the payment of distributions to the limited partners of the Partnership. Borrowings under the agreement will mature on January 23, 2010. We pay a commitment fee to Williams on the unused portion of the credit agreement of 0.25 percent annually. We are required to reduce all borrowings under our working capital credit agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the facility. At March 31, 2009, we had no outstanding borrowings under the working capital credit agreement.

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Recent Accounting Standards
          In March 2008, the Financial Accounting Standards Board (“FASB”) ratified the decisions reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF 07-4 establishes, among other things, that the calculation of earnings per unit should not reflect an allocation of undistributed earnings to the incentive distribution right (“IDR”) holders beyond amounts distributable to IDR holders under the terms of the partnership agreement. Under the “two class” method of computing earnings per share previously described by SFAS No. 128, “Earnings Per Share,” we calculated earnings per unit as if all the earnings for the period had been distributed, which resulted in an additional allocation of income to the general partner (the IDR holder) in quarterly periods where an assumed incentive distribution, calculated as if all earnings for the period had been distributed, exceeded the actual incentive distribution. Following the adoption of the guidance in EITF 07-4, we no longer calculate assumed incentive distributions. We adopted EITF 07-4 in January 2009, and have retrospectively applied it to all periods presented. The retrospective application of this guidance will result in a decrease in the income allocated to the general partner and an increase in the income allocated to limited partners for the amount any assumed incentive distribution exceeded the actual incentive distribution paid during that period. The retrospective application of EITF 07-4 will result in an increase in earnings per unit of $0.01 for both the third and fourth quarters of 2008.
Note 5. Related Party Transactions
          In January 2009, we received a distribution of $11.2 million from Northwest. On February 13, 2009 we made a distribution to Williams of $5.2 million, as declared by the board of directors of our general partner on January 26, 2009.
          Our general partner gives us a quarterly credit for general and administrative expenses under the terms of an omnibus agreement. The annual amounts of those credits are as follows: $1.5 million in 2009, $1.0 million in 2010 and $0.5 million in 2011. At March 31, 2009, $0.4 million is reflected as a capital contribution in our financial statements.
Note 6. Comprehensive Income
          Comprehensive income is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Thousands of dollars)

Net income	$13,655	$12,855
Reclassification of cash flow hedge gain into earnings	(6)	(4)
Pension benefits:
Amortization of net actuarial loss	337	34
Amortization of prior service cost	7	5

Total comprehensive income	$13,993	$12,890

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7. Equity Investments
          Northwest is accounted for using the equity method of accounting. As such, our interest in Northwest’s net operating results is reflected as equity earnings in our Consolidated Statements of Income. The summarized results of operations for 100 percent of Northwest are presented below:
Northwest

	Three Months Ended
	March 31,
	2009	2008
	(Thousands of dollars)

Revenues	$111,548	$107,405
Operating expenses	58,396	58,239
Other income, net	191	310
Interest charges	12,435	11,318

Net income	$40,908	$38,158

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          We are a growth-oriented Delaware limited partnership formed by Williams to own and operate natural gas transportation and storage assets. Effective January 24, 2008, we own a 35 percent general partnership interest in Northwest, a subsidiary of Williams that owns an approximate 3,900-mile, bi-directional, interstate natural gas pipeline system that extends from the San Juan Basin in New Mexico through the Rocky Mountains and to the Northwestern United States. Northwest also has working natural gas storage capacity of approximately 12.8 billion cubic feet (“Bcf”). The remaining 65 percent general partnership interest in Northwest is owned by a subsidiary of Williams.
          Our general partnership interest in Northwest is our primary asset. As a result, we are dependent on Northwest for substantially all of our cash available for distribution, and the management’s discussion and analysis of financial condition and results of operations contained herein is primarily focused on Northwest.
     Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes included within Part II, Item 8. Financial Statements and Supplementary Data of the Williams Pipeline Partners L.P. 2008 Annual Report on Form 10-K and with the consolidated financial statements and notes contained in Part I, Item 1. Financial Statements of the Northwest Pipeline GP Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2009 and with the consolidated financial statements and notes contained within this document.
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
Northwest’s Capital Projects
          The pipeline projects listed below are significant future pipeline projects for which Northwest has significant customer commitments.
•	Colorado Hub Connection Project. Northwest has proposed installing a new 27-mile, 24-inch diameter lateral to connect the Meeker/White River Hub near Meeker, Colorado to Northwest’s mainline south of Rangely, Colorado. This project is referred to as the Colorado Hub Connection (“CHC Project”). It is estimated that the construction of the CHC Project will cost up to $60 million with service targeted to commence in November 2009. Northwest will combine the lateral capacity with existing mainline capacity to provide approximately 363 thousand dekatherms (“MDth”) per day of firm transportation from various receipt points to delivery points on the mainline as far south as Ignacio, Colorado. Approximately 243 MDth per day of this capacity was originally held by Pan-Alberta Gas under a contract that terminates on October 31, 2012 and approximately 98 MDth per day was sold on a short-term basis.

In addition to providing greater opportunity for contract extensions for the short-term firm and Pan-Alberta capacity, the CHC Project provides direct access to additional natural gas supplies at the Meeker/White River Hub for Northwest’s on-system and off-system markets. Northwest has entered into precedent agreements for approximately 363 MDth per day of capacity with terms ranging between eight and fifteen years at maximum rates for all of the short-term firm and Pan-Alberta capacity resulting in the successful re-contracting of the capacity out to 2018 and beyond. In April 2009, the Federal Energy Regulatory Commission (“FERC”) issued a certificate approving the CHC Project, including the presumption of rolling in the costs of the project in any future rate case filed with the FERC.

•	Jackson Prairie Underground Expansion. The Jackson Prairie Storage Project, connected to Northwest’s transmission system near Chehalis, Washington, is operated by Puget Sound Energy and is jointly owned by Puget Sound Energy, Avista Corporation and Northwest. A phased capacity expansion is currently underway and a deliverability expansion was placed in service on November 1, 2008.

As a one-third owner of Jackson Prairie, in early 2006, Northwest held an open season for a new firm storage service based on its 100 million cubic feet per day share of the planned 2008 deliverability expansion and its approximately 1.2 Bcf share of the working natural gas storage capacity expansion being developed over approximately a six-year period from 2007 through 2012.

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

•	Sundance Trail Expansion. In February 2008, Northwest initiated an open season for the proposed Sundance Trail Expansion project that resulted in the execution of an agreement for 150 MDth per day of firm transportation service from the Meeker/White River Hub in Colorado for delivery to the Opal Hub in Wyoming. The project will include construction of approximately 16 miles of 30-inch loop between Northwest’s existing Green River and Muddy Creek compressor stations in Wyoming as well as an upgrade to Northwest’s existing Vernal compressor station, with service targeted to commence in November 2010. The total project is estimated to cost up to $65 million, including the cost of replacing existing compression at the Vernal compressor station, which will enhance the efficiency of Northwest’s system. The Sundance Trail Expansion will utilize available capacity on the CHC Project and the existing Piceance lateral in conjunction with available and expanded mainline capacity. The Sundance Trail Expansion remains subject to certain conditions, including receiving the necessary regulatory approvals. Northwest expects to collect its maximum system rates, and will seek approval to roll-in the Sundance Trail Expansion costs in any future rate case filed with the FERC.
Northwest’s Results of Operations
          In the following discussion of the results of Northwest, all amounts represent 100 percent of the operations of Northwest, in which we hold a 35 percent general partnership interest following the completion of our IPO on January 24, 2008. As such, we recognized equity earnings from investments of $14.3 million and $13.4 million for the three months ended March 31, 2009 and 2008.
          Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto included within Part II, Item 8. Financial Statements and Supplementary Data of Northwest’s 2008 Annual Report on Form 10-K and with the consolidated financial statements and notes thereto contained in Part I, Item 1. Financial Statements of Northwest’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2009.
     Analysis of Financial Results
          This analysis discusses financial results of Northwest’s operations for the three-month periods ended March 31, 2009 and 2008. Changes in natural gas prices and transportation volumes have little impact on revenues, because under Northwest’s rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in Northwest’s transportation rates.
     Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
          Northwest’s operating revenues increased $4.1 million, or 4 percent. This increase is primarily attributed to higher transportation revenues of $2.4 million resulting from an increase in firm transportation under long-term contracts and higher storage revenues of $1.5 million resulting primarily from the release of capacity at Clay Basin and higher incremental reservation charges associated with the Jackson Prairie deliverability expansion that was placed in service on November 1, 2008.
          Northwest’s transportation service accounted for 95 percent and 97 percent of its operating revenues for the three months ended March 31, 2009 and 2008, respectively. Natural gas storage service accounted for 4 percent and 2 percent of operating revenues for the three months ended March 31, 2009 and 2008, respectively.
          Operating expenses increased $0.2 million due primarily to i) higher pension expense of $1.3 million and ii) higher overhead allocated by Williams of $0.7 million. These increases were mostly offset by lower taxes, other than income taxes, of $1.9 million primarily attributed to a $1.5 million reduction in accrued 2008 property taxes for the state of Washington resulting from lower than anticipated mill levies.

          Interest charges increased $1.1 million, or 10 percent, due primarily to the May 2008 issuance of $250.0 million of 6.05 percent senior unsecured notes.
     Operating Statistics
          The following table summarizes volumes and capacity for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(In Trillion British Thermal Units)

Total Throughput (1)	224	220
Average Daily Transportation Volumes	2.5	2.4
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.6	2.5
Average Daily Reserved Capacity Under Short-Term Firm Contracts (2)	0.6	0.7

(1)	Parachute Lateral volumes of 23 trillion British Thermal Units (“TBtu”) in 2009 and 24 TBtu in 2008 are excluded from total throughput as these volumes flow under separate contracts that do not result in mainline throughput.

(2)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.
Capital Resources and Liquidity of Northwest
          Northwest’s ability to finance operations (including the funding of capital expenditures and acquisitions), to meet its debt obligations and to refinance indebtedness depends on its ability to generate future cash flows and to borrow funds. Northwest’s ability to generate cash is subject to a number of factors, some of which are beyond its control, including the impact of regulators’ decisions on the rates it is able to establish for its transportation and storage services.
          On or before the end of the calendar month following each quarter, available cash is distributed to Northwest’s partners as required by its general partnership agreement. Available cash is generally defined for Northwest as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by Northwest’s management committee), less cash reserves established by Northwest’s management committee as necessary or appropriate for the conduct of Northwest’s business and to comply with any applicable law or agreements. In January 2009, for the three-month period ended December 31, 2008, Northwest distributed $32.0 million of available cash to its partners. In April 2009, for the three-month period ended March 31, 2009, Northwest declared and paid equity distributions of $33.0 million to its partners.
          Northwest funds its capital spending requirements with cash from operating activities, third-party debt and contributions from Northwest’s partners with the exception of the CHC Project, which is funded by capital contributions from Williams.
     Sources (Uses) of Cash

	Three Months Ended
	March 31,
	2009	2008
	(Thousands of dollars)

Net cash provided (used) by:
Operating activities	$73,627	$76,554
Financing activities	(33,644)	(15,835)
Investing activities	(39,662)	(61,072)

Increase (decrease) in cash and cash equivalents	$321	$(353)

     Operating Activities
          Northwest’s net cash provided by operating activities for the three months ended March 31, 2009 decreased $2.9 million from the same period in 2008. This decrease is primarily attributed to changes in working capital and other non-current assets and liabilities, partially offset by the increase in Northwest’s cash operating results.
     Financing Activities
          Cash used in financing activities for the three months ended March 31, 2009 increased $17.8 million from the same period in 2008 due to the absence of proceeds from the sale of partnership interests in 2008, offset by lower distributions paid to partners, and lower cash overdrafts.
     Investing Activities
          Cash used in investing activities for the three months ended March 31, 2009 decreased $21.4 million from the same period in 2008 due to lower advances to affiliates and lower capital expenditures.
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
          In January 2009, for the three-month period ended December 31, 2008, Northwest made distributions of available cash of $32.0 million to its partners, representing cash in excess of working capital requirements and reserves established by Northwest’s management committee as necessary for the conduct of its business.
     Short-Term Liquidity
          Northwest funds its working capital and capital requirements with cash flows from operating activities, and, if required, borrowings under the Williams Credit Facility (described below) and return of advances made to Williams.
          Northwest invests cash through participation in Williams’ cash management program. At March 31, 2009 the advances due to Northwest by Williams totaled approximately $98.1 million. The advances are represented by one or more demand obligations. The interest rate on these demand notes was based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 0.14 percent at March 31, 2009.
     Credit Agreement
          Williams has an unsecured $1.5 billion revolving credit facility (“Credit Facility”) that terminates in May 2012. Northwest has access to $400 million under the Credit Facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin, or a periodic fixed rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent per annum) based on the unused portion of the Credit Facility. The applicable margin is based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling approximately $74.7 million, none of which are associated with Northwest, have been issued by the participating institutions. Northwest had no revolving credit loans outstanding as of March 31, 2009.
          Lehman Commercial Paper Inc., which is committed to fund up to $70 million of the Credit Facility, filed for bankruptcy in October of 2008. Williams expects that its ability to borrow under this facility is reduced by this committed amount. Consequently, Northwest expects its ability to borrow under the Credit Facility is reduced by approximately $18.7 million. The committed amounts of other participating banks remain in effect and are not impacted by this reduction.
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
          Northwest anticipates 2009 capital expenditures will be between $125 million and $160 million of which includes $75 million to $90 million for maintenance capital and $100 million to $135 million considered nondiscretionary due to legal, regulatory and/or contractual requirements. Northwest’s expenditures for property, plant and equipment additions were $5.5 million ($3.9 million for maintenance and $1.6 million for expansion) and $13.4 ($2.9 million for maintenance and $10.5 million for expansion) for the three months ended March 31, 2009 and 2008, respectively.
     Credit Ratings
          During the first quarter of 2009, the credit ratings on Northwest’s senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below:

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB–
Fitch Ratings	BBB
          At March 31, 2009, Northwest’s credit rating outlook is “stable” from all three agencies.
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
          Beginning in the mid-1980s, Northwest evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. Northwest identified polychlorinated biphenyl (“PCB”) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, Northwest identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) in the late 1980s, and Northwest conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required Northwest to re-evaluate its previous mercury clean-ups in Washington. Currently, Northwest is conducting assessment and remediation activities needed to bring the sites up to Washington’s current environmental standards. At March 31, 2009, Northwest had accrued liabilities totaling approximately $9.1 million for these costs which are expected to be incurred through 2014. The increase from prior year accruals is due to the completion of assessments at certain compressor station facilities. Northwest is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. Northwest considers these costs associated with compliance with environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.
          In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard for ground-level ozone. Within three years, the EPA is expected to designate new eight-hour ozone non-attainment areas. Designation of new eight-hour ozone non-attainment areas will result in additional federal and state regulatory actions that will likely impact Northwest’s operations. The EPA is expected to promulgate additional hazardous air pollutant regulations in 2010 that will likely impact Northwest’s operations. As a result, Northwest expects the cost of additions to property, plant and equipment to increase. Northwest is unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations. Northwest’s management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

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
     Summary
          Litigation, arbitration, regulatory matters, environmental matters and safety matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the ruling occurs. Northwest’s management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a material adverse effect on Northwest’s future financial position.
     Conclusion
          Although no assurances can be given, Northwest currently believes that the aggregate of cash flows from operating activities, supplemented when necessary, by advances or capital contributions from its partners and/or borrowings under the Credit Facility, will provide Northwest with sufficient liquidity to meet its capital requirements. Northwest anticipates that it will be able to access public and private debt markets on terms commensurate with its credit ratings to finance its capital requirements, when needed.
Capital Resources and Liquidity of Williams Pipeline Partners L.P.
          Our principal sources of liquidity include cash distributed to us by Northwest and our working capital credit agreement with Williams as the lender. We expect to fund our operating expenses, debt service and cash distributions primarily with distributions from Northwest. As of March 31, 2009, we had cash and cash equivalents of $6.9 million.
          We may invest cash through participation in Williams’ cash management program. Any advances will be represented by one or more demand obligations. The interest rate on the demand notes will be based upon the overnight investment rate paid on Williams’ excess cash, which was 0.14 percent at March 31, 2009.
     Northwest Distributions
          In January 2009, Northwest declared and paid equity distributions of $32.0 million to its partners. In April 2009, Northwest declared and paid equity distributions of $33.0 million to its partners.
     Capital Contributions
          Please see Part I, Item 1. Financial Statements — Notes to Consolidated Financial Statements: Note 5. Related Party Transactions.

     Credit Agreement
          Please see Part I, Item 1. Financial Statements — Notes to Consolidated Financial States: Note 3. Credit Agreement.
     Cash Distributions to Unitholders
          We have paid quarterly distributions to unitholders and our general partner after every quarter since our IPO on January 24, 2008. Our last quarterly distribution of $11.0 million was paid on February 13, 2009 to unitholders of record at the close of business on February 6, 2009. On April 23, 2009, the board of directors of our general partner declared a cash distribution of $11.1 million to be paid on May 15, 2009 to unitholders of record at the close of business on May 8, 2009.
     Conclusion
          We expect to fund our acquisitions or expansion capital expenditures primarily through commercial borrowings or the sale of debt or equity securities. However, public equity markets have experienced significant declines and global credit markets have experienced a shortage in overall liquidity and a resulting disruption in the availability of credit. Under current market conditions, it is unclear whether we could issue additional equity or debt securities or, even if we were able, whether we could do so at prices and pursuant to terms that would be acceptable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          For quantitative and qualitative disclosures about market risk, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2008. Our exposures to market risk have not changed materially since December 31, 2008.
Item 4T. Controls and Procedures
          Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act) (“Disclosure Controls”) or our internal controls over financial reporting (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Williams Pipeline Partners L.P. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant.
Evaluation of Disclosure Controls and Procedures
          An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including the general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer, concluded that these Disclosure Controls are effective at a reasonable assurance level.
First-Quarter 2009 Changes in Internal Controls Over Financial Reporting
          There have been no changes during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          In 1998, the United States Department of Justice (“DOJ”) informed Williams that Jack Grynberg, an individual, had filed claims under the False Claims Act on behalf of himself and the federal government in the United States District Court for the District of Colorado against Williams, certain of its wholly-owned subsidiaries (including Northwest) and approximately 300 other energy companies. Grynberg alleged violations of the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The claims sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. In 1999, the DOJ announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against Northwest and Williams, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against Williams and its wholly-owned subsidiaries, including Northwest. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the District Court’s dismissal. On April 14, 2009, Grynberg filed a petition for rehearing of the Tenth Circuit’s judgment.
Item 1A. Risk Factors
          Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed except as set forth below:
     Northwest is subject to risks associated with climate change.
          There is a growing belief that emissions of greenhouse gases may be linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of greenhouse gases have the potential to affect Northwest’s business in many ways, including negatively impacting the costs Northwest incurs in providing its products and services, the demand for and consumption of its products and services (due to change in both costs and weather patterns), and the economic health of the regions in which Northwest operates, all of which can create financial risks.
Northwest’s operations are subject to governmental laws and regulations relating to the protection of the environment, including those relating to climate change, which may expose it to significant costs and liabilities and could exceed its current expectations.
          Northwest’s natural gas transportation and storage operations are subject to extensive federal, state and local environmental laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. For a description of these laws and regulations, please see Part I, Item 1. Business — Regulatory Matters — Environmental Regulation in our Annual Report on Form 10-K for the year ended December 31, 2008.
          These laws and regulations may impose numerous obligations that are applicable to Northwest’s operations including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to limit or prevent releases of materials from its pipeline and facilities, and the imposition of substantial costs and penalties for spills, releases and emissions of various regulated substances into the environment resulting from those operations. Various governmental authorities, including the U.S. Environmental Protection Agency and analogous state agencies, and the United States Department of Homeland Security have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of Northwest’s operations.
          There is inherent risk of incurring significant environmental costs and liabilities in the operation of natural gas transportation and storage facilities due to the handling of petroleum hydrocarbons and wastes, the occurrence of air emissions and water discharges related to the operations, and historical industry operations and waste disposal practices. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act, the Federal Resource Conservation and Recovery Act and analogous state laws, in connection with spills or releases of natural gas and wastes on, under, or from Northwest’s properties and facilities. Private parties, including the owners of properties through which Northwest’s pipeline passes and facilities where its wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. Northwest’s insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against it.
          Northwest’s business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. Also, Northwest might not be able to obtain or maintain from time to time all required environmental regulatory approvals for its operations. If there is a delay in obtaining any required environmental regulatory approvals, or if Northwest fails to obtain and comply with them, the operation of its facilities could be prevented or become subject to additional costs, resulting in potentially material adverse consequences to its business, financial condition, results of operations and cash flows and our ability to make distributions to you.
          Northwest makes assumptions and develops expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, Northwest’s assumptions may change, and any new capital costs incurred to comply with such changes may not be recoverable under Northwest’s regulatory rate structure or its customer contracts. In addition, new environmental laws and regulations might adversely affect Northwest’s activities, including storage and transportation, as well as waste management and air emissions. For instance, federal and state agencies could impose additional safety requirements, any of which could have a material adverse effect on Northwest’s business, financial condition, results of operations and cash flows and our ability to make distributions to you.
Northwest may be subject to legislative and regulatory responses to climate change with which compliance may be costly.
          Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the earth’s atmosphere, and various governmental bodies have considered legislative and regulatory responses in this area. Legislative and regulatory responses related to climate change create financial risk. The United States Congress and certain states have for some time been considering various forms of legislation related to greenhouse gas emissions. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases. In addition, increased public awareness and concern may result in more state, federal and international proposals to reduce or mitigate the emission of greenhouse gases.
          Several bills have been introduced in the United States Congress that would compel carbon dioxide emission reductions. Previously considered proposals have included, among other things, limitations on the amount of greenhouse gases that can be emitted (so-called “caps”) together with systems of emissions allowances. These actions could result in increased costs to (i) operate and maintain Northwest’s facilities, (ii) install new emission controls on Northwest’s facilities, and (iii) administer and manage any greenhouse gas emissions program. Numerous states have also announced or adopted programs to stabilize and reduce greenhouse gases. If Northwest is unable to recover or pass through all costs related to complying with climate change regulatory requirements imposed on them, it could have a material adverse effect on Northwest’s results of operations and our ability to make distributions to you. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively impact Northwest’s cost of and access to capital.
Northwest’s assets and operations can be affected by weather and other natural phenomena.
          Northwest’s assets and operations can be adversely affected by hurricanes, floods, earthquakes, tornadoes and other natural phenomena and weather conditions, including extreme temperatures, making it more difficult for Northwest to realize the historic rates of return associated with these assets and operations and adversely affecting our ability to make distributions to you. Insurance may be inadequate, and in some instances, Northwest may be unable to obtain insurance on commercially reasonable terms, if at all. A significant disruption in operations or a significant liability for which Northwest was not fully insured could have a material adverse effect on its business, results of operations and financial condition and our ability to make distributions to you.

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

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of Williams Pipeline Partners L.P. (filed on September 12, 2007 as Exhibit 3.1 to Williams Pipeline Partners L.P.’s Registration Statement on Form S-1 (File No. 333-146015) and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of Williams Pipeline Partners L.P., dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917) and incorporated herein by reference).

3.3	Certificate of Formation of Williams Pipeline GP LLC (filed on September 12, 2007 as Exhibit 3.3 to Williams Pipeline Partners L.P.’s Registration Statement on Form S-1 (File No. 333-146015) and incorporated herein by reference.)

3.4	First Amended and Restated Limited Liability Company Agreement of Williams Pipeline GP LLC, dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.2 to Williams Pipeline Partners L.P. Form 8-K (File No. 001-33917) and incorporated herein by reference).

10.1	Williams Pipeline GP LLC Director Compensation Policy, dated August 19, 2008, as revised January 23, 2009 (attached as Exhibit 10.8 to Williams Pipeline Partners L.P.’s Annual Report on Form 10-K (File No. 001-33917) filed with the SEC on February 27, 2009).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Williams Pipeline Partners L.P. (Registrant)
By:	Williams Pipeline GP LLC,
its general partner

By:	/s/ Ted T. Timmermans
Ted T. Timmermans
Chief Accounting Officer

April 30, 2009

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of Williams Pipeline Partners L.P. (filed on September 12, 2007 as Exhibit 3.1 to Williams Pipeline Partners L.P.’s Registration Statement on Form S-1 (File No. 333-146015) and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of Williams Pipeline Partners L.P., dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917) and incorporated herein by reference).

3.3	Certificate of Formation of Williams Pipeline GP LLC (filed on September 12, 2007 as Exhibit 3.3 to Williams Pipeline Partners L.P.’s Registration Statement on Form S-1 (File No. 333-146015) and incorporated herein by reference.)

3.4	First Amended and Restated Limited Liability Company Agreement of Williams Pipeline GP LLC, dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.2 to Williams Pipeline Partners L.P. Form 8-K (File No. 001-33917) and incorporated herein by reference).

10.1	Williams Pipeline GP LLC Director Compensation Policy, dated August 19, 2008, as revised January 23, 2009 (attached as Exhibit 10.8 to Williams Pipeline Partners L.P.’s Annual Report on Form 10-K (File No. 001-33917) filed with the SEC on February 27, 2009).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith