Form 10-Q
period 2009-06-30
WILLIAMS PIPELINE PARTNERS L.P.
filed 2009-08-06
CIK 1411583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 22,607,430 common units and 10,957,900 subordinated units outstanding as of August 3, 2009.

WILLIAMS PIPELINE PARTNERS L.P.
FORM 10-Q
FORWARD-LOOKING STATEMENTS
          Certain matters contained in this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
          All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “objectives,” “planned,” “potential,” “projects,” “scheduled” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:
•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	The levels of cash distributions to unitholders;

•	Rate case filings; and

•	Natural gas prices and demand.
          Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The reader should carefully consider the risk factors discussed below in addition to the other information in this report. If any of the following risks were actually to occur, our business, results of operations and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline and unitholders could lose all or part of their investment. Many of the factors that could adversely affect our business, results of operations and financial condition are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:
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

•	The strength and financial resources of our and Northwest’s competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities, litigation and rate proceedings;

•	Northwest’s costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Northwest’s exposure to the credit risk of its customers;

•	Risks related to strategy and financing, including restrictions stemming from Northwest’s debt agreements, future changes in Northwest’s credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission (“SEC”).

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
          Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars, except per-unit amounts)
		(Unaudited)

General and administrative expense	$737	$619	$1,390	$1,119
Earnings from Northwest Pipeline GP through January 23, 2008 (Predecessor)	—	—	—	4,002
Equity earnings from investment in Northwest Pipeline GP after January 23, 2008	12,307	12,490	26,625	21,843
Interest expense — affiliate	(13)	(21)	(25)	(21)
Interest income	3	17	5	17

Net income	$11,560	$11,867	$25,215	$24,722

Allocation of net income used for earnings per unit calculation:
Net income	$11,560	$11,867	$25,215	$24,722
Net income applicable to the period through January 23, 2008	—	—	—	4,002

Net income applicable to the period after January 23, 2008	11,560	11,867	25,215	20,720
Net loss allocated to general partner	(135)	(250)	(225)	(437)

Net income allocated to limited partners	$11,695	$12,117	$25,440	$21,157

Basic and diluted net income per limited partner unit:
Common units	$0.35	$0.36	$0.76	$0.63
Subordinated units	$0.35	$0.36	$0.76	$0.63
Weighted average number of units outstanding:
Common units	22,607,430	22,605,668	22,607,430	22,605,385
Subordinated units	10,957,900	10,957,900	10,957,900	10,957,900
See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(Thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$7,157	$7,760
Accounts receivable — affiliate	90	—
Prepaid expense	141	184

Total current assets	7,388	7,944
Investment in Northwest Pipeline GP	418,573	414,069

Total assets	$425,961	$422,013

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$484	$671
Affiliate	50	424

Total current liabilities	534	1,095
Contingent liabilities and commitments
Partners’ capital	425,427	420,918

Total liabilities and partners’ capital	$425,961	$422,013

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Thousands of dollars)
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$25,215	$24,722
Adjustments to reconcile to cash provided by operations:
Equity earnings from investment in Northwest Pipeline GP	(26,625)	(25,845)
Distributions related to equity earnings from investment in Northwest Pipeline GP	22,750	19,755
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(90)	—
Other current assets	43	(137)
Accounts payable	(561)	444
Other	12	84

Net cash provided by operating activities	20,744	19,023

INVESTING ACTIVITIES:
Purchase of 15.9% general partnership interest in Northwest Pipeline GP	—	(300,900)

Net cash used by investing activities	—	(300,900)

FINANCING ACTIVITIES:
Distributions paid	(22,091)	(13,490)
Proceeds from sale of common units	—	336,520
Offering costs	—	(3,797)
Redemption of common units held by general partner	—	(31,020)
Contribution pursuant to the omnibus agreement	744	371

Net cash (used) provided by financing activities	(21,347)	288,584

(Decrease) increase in cash and cash equivalents	(603)	6,707
Cash and cash equivalents at beginning of period	7,760	—

Cash and cash equivalents at end of period	$7,157	$6,707

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Contribution of 19.1% in Northwest Pipeline GP	$—	$(115,020)
Issuance of units to Williams Pipeline GP LLC	—	115,020
See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

				Accumulated
				Other	Total
	Limited Partner		General	Comprehensive	Partners’
	Common	Subordinated	Partner	Loss	Capital
	(Thousands of dollars)
	(Unaudited)

Balance — January 1, 2009	$287,269	$138,835	$8,677	$(13,863)	$420,918
Net income	17,135	8,305	(225)	—	25,215
Other comprehensive income:
Net unrealized gain on cash flow hedge	—	—	—	(11)	(11)
Pension benefits:
Amortization of net actuarial loss	—	—	—	626	626
Amortization of prior service cost	—	—	—	14	14

Total other comprehensive income					629

Cash distributions	(14,582)	(7,068)	(441)	—	(22,091)
Contributions pursuant to the omnibus agreement	—	—	744	—	744
Other	12	—	—	—	12

Balance — June 30, 2009	$289,834	$140,072	$8,755	$(13,234)	$425,427

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
          We are a Delaware limited partnership formed on August 31, 2007 to own and operate natural gas transportation and storage assets, including a minority ownership interest in Northwest. On January 24, 2008, we completed our initial public offering (“IPO”) of common units. The 35 percent of Northwest owned by us was owned by The Williams Companies, Inc. (“Williams”) prior to the IPO of our common units. As of June 30, 2009, Williams, through its subsidiary, Williams Pipeline GP LLC, owns a 2 percent general partner interest and a 45.7 percent limited partner interest in us.
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
          The accompanying interim financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K, filed February 27, 2009, for the year ended December 31, 2008. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at June 30, 2009, results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. All intercompany transactions have been eliminated. We have evaluated our disclosure of subsequent events through the time of filing this Form 10-Q with the SEC on August 6, 2009.
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

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Allocation of Net Income and Distributions
          The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statement of Partners’ Capital, for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars, except per-unit amounts)

Allocation to general partner:
Net income	$11,560	$11,867	$25,215	$20,720
Charges direct to general partner:
Reimbursable general administrative costs	374	497	744	869

Income subject to 2% allocation of general partner interest	11,934	12,364	25,959	21,589
General partner’s share of net income	2.0%	2.0%	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	239	247	519	432
Incentive distributions paid to general partner	—	—	—	—
Direct charges to general partner	(374)	(497)	(744)	(869)

Net loss allocated to general partner	$(135)	$(250)	$(225)	$(437)

Net income	$11,560	$11,867	$25,215	$20,720
Net loss allocated to general partner	(135)	(250)	(225)	(437)

Net income allocated to limited partners	$11,695	$12,117	$25,440	$21,157

          Common and subordinated unitholders have always shared equally, on a per-unit basis, in the net income allocated to limited partners.
          We have paid or have authorized payment of the following post-IPO cash distributions during 2008 and 2009 (in thousands, except per-unit amounts):

				General Partner
					Incentive
	Per Unit	Common	Subordinated		Distribution	Total Cash
Payment Date	Distribution	Units	Units	2%	Rights	Distribution

5/15/2008	$0.2242	$5,068	$2,457	$154	$—	$7,679
8/14/2008	0.3100	7,008	3,397	212	—	10,617
11/14/2008	0.3150	7,121	3,452	216	—	10,789
2/13/2009	0.3200	7,234	3,507	219	—	10,960
5/15/2009	0.3250	7,347	3,561	223	—	11,131
8/14/2009(a)	0.3300	7,461	3,616	226	—	11,303

(a)	The board of directors of our general partner declared this cash distribution on July 27, 2009 to be paid on August 14, 2009 to unitholders of record at the close of business on August 7, 2009.

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Credit Agreement
          We have a $20.0 million working capital credit agreement with Williams as the lender. The proceeds of the borrowing are available exclusively to fund working capital, including the payment of distributions to the limited partners of the Partnership. Borrowings under the agreement will mature on January 23, 2010. We pay a commitment fee to Williams on the unused portion of the credit agreement of 0.25 percent annually. We are required to reduce all borrowings under our working capital credit agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the facility. At June 30, 2009, we had no outstanding borrowings under the working capital credit agreement.
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
          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. SEC registrants must also follow the rules and interpretive releases of the SEC. We will apply SFAS No. 168 in the third quarter of 2009, and it will not have an impact on our Consolidated Financial Statements.
Note 5. Related Party Transactions
          During the six months ended June 30, 2009, we received distributions of $22.8 million from Northwest. We distributed $10.5 million to Williams during the six months ended June 30, 2009 as declared by the board of directors of our general partner.
          Our general partner gives us a quarterly credit for general and administrative expenses under the terms of an omnibus agreement. The annual amounts of those credits are as follows: $1.5 million in 2009, $1.0 million in 2010 and $0.5 million in 2011. These amounts are reflected as capital contributions from our general partner. Accordingly, our net income does not reflect the benefit of the credit received. The cost subject to this credit is allocated entirely to our general partner. As a result, the net income allocated to limited partners on a per-unit basis reflects the benefit of this credit. For the six months ended June 30, 2009, the total general and administrative credit received was $0.7 million.

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Comprehensive Income
          Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Net income	$11,560	$11,867	$25,215	$24,722
Reclassification of cash flow hedge gain into earnings	(5)	(5)	(11)	(9)
Pension benefits:
Amortization of net actuarial loss	289	174	626	208
Amortization of prior service cost	7	7	14	12

Total comprehensive income	$11,851	$12,043	$25,844	$24,933

Note 7. Equity Investments
          Northwest is accounted for using the equity method of accounting. As such, our interest in Northwest’s net operating results is reflected as equity earnings in our Consolidated Statements of Income. The summarized results of operations for 100 percent of Northwest are presented below:
Northwest

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars)

Revenues	$107,756	$106,450	$219,304	$213,855
Operating expenses	60,743	59,774	119,139	118,013
Other income, net	449	429	640	739
Interest charges	12,300	11,420	24,735	22,738

Net income	$35,162	$35,685	$76,070	$73,843

Note 8. Disclosures About the Fair Value of Financial Instruments
          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and cash equivalents — The carrying amounts of these items approximate their fair value.

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
          Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes included within Part II, Item 8. Financial Statements and Supplementary Data of the Williams Pipeline Partners L.P. 2008 Annual Report on Form 10-K and with the consolidated financial statements and notes contained in Part I, Item 1. Financial Statements of the Northwest Pipeline GP Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2009 and with the consolidated financial statements and notes contained within this document.
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
•
Colorado Hub Connection Project. On June 1, 2009, Northwest commenced construction of a new 27-mile, 24-inch diameter lateral to connect the Meeker/White River Hub near Meeker, Colorado to Northwest’s mainline south of Rangely, Colorado. This project is referred to as the Colorado Hub Connection (“CHC Project”). It is estimated that the construction of the CHC Project will cost up to $60 million with service targeted to commence in November 2009. Northwest will combine the lateral capacity with existing mainline capacity to provide approximately 363 thousand dekatherms (“MDth”) per day of firm transportation from various receipt points to delivery points on the mainline as far south as Ignacio, Colorado. Approximately 243 MDth per day of this capacity was originally held by Pan-Alberta Gas under a contract that would have terminated on October 31, 2012 and approximately 98 MDth per day was sold on a short-term basis.

In addition to providing greater opportunity for contract extensions for the short-term firm and Pan-Alberta capacity, the CHC Project provides direct access to additional natural gas supplies at the Meeker/White River Hub for Northwest’s on-system and off-system markets. Northwest has entered into transportation agreements for approximately 363 MDth per day of capacity with terms ranging between eight and fifteen years at maximum rates for all of the short-term firm and Pan-Alberta capacity resulting in the successful re-contracting of the capacity out to 2018 and beyond. In April 2009, the Federal Energy Regulatory Commission (“FERC”) issued a certificate approving the CHC Project, including the presumption of rolling in the costs of the project in any future rate case filed with the FERC.

•
Jackson Prairie Underground Expansion. The Jackson Prairie Storage Project, connected to Northwest’s transmission system near Chehalis, Washington, is operated by Puget Sound Energy and is jointly owned by Puget Sound Energy, Avista Corporation and Northwest. A phased capacity expansion is currently underway and a deliverability expansion was placed in service on November 1, 2008.

As a one-third owner of Jackson Prairie, in early 2006, Northwest held an open season for a new firm storage service based on its 100 million cubic feet per day share of the planned 2008 deliverability expansion and approximately 1.2 Bcf of Northwest’s share of the working natural gas storage capacity expansion being developed over approximately a six-year period from 2007 through 2012.

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

•
Sundance Trail Expansion. In May 2009, Northwest filed an application with the FERC for the proposed Sundance Trail Expansion to construct approximately 16 miles of 30-inch loop between Northwest’s existing Green River and Muddy Creek compressor stations in Wyoming as well as an upgrade to Northwest’s existing Vernal compressor station, with service targeted to commence in November 2010. The total project is estimated to cost up to $65 million, including the cost of replacing the existing compression at Vernal, which will enhance the efficiency of Northwest’s system. Northwest executed a precedent agreement to provide 150 MDth per day of firm transportation service from the Greasewood and Meeker Hubs in Colorado for delivery to the Opal Hub in Wyoming. Northwest has proposed to collect its maximum system rates, and is seeking approval from the FERC to roll-in the Sundance Trail Expansion costs in any future rate case.

Northwest’s Results of Operations
          In the following discussion of the results of Northwest, all amounts represent 100 percent of the operations of Northwest, in which we hold a 35 percent general partnership interest following the completion of our IPO on January 24, 2008. As such, we recognized equity earnings from investments of $12.3 million and $26.6 million for the three and six months ended June 30, 2009, respectively, compared with the $12.5 million and $21.8 million for the three and six months ended June 30, 2008, respectively.
     Analysis of Financial Results
          This analysis discusses financial results of Northwest’s operations for the three and six-month periods ended June 30, 2009 and 2008. Changes in natural gas prices and transportation volumes have little impact on revenues, because under Northwest’s rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in Northwest’s transportation rates.
     Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
          Northwest’s operating revenues increased $1.3 million, or 1 percent. This increase is primarily attributed to higher storage revenues of $1.1 million resulting primarily from higher incremental reservation charges associated with the Jackson Prairie deliverability expansion that was placed in service on November 1, 2008 and the release of capacity at Clay Basin.
          Northwest’s transportation service accounted for 95 percent and 96 percent of its operating revenues for the three months ended June 30, 2009 and 2008, respectively. Natural gas storage service accounted for 4 percent and 3 percent of operating revenues for the three months ended June 30, 2009 and 2008, respectively.
          Operating expenses increased $1.0 million, or 2 percent. This increase is due primarily to higher pension expense.
          Interest charges increased $0.9 million, or 8 percent, due primarily to the May 2008 refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes.

     Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
          Northwest’s operating revenues increased $5.4 million, or 3 percent. This increase is attributed to higher transportation revenues of $2.5 million resulting primarily from an increase in firm transportation under long-term contracts and higher storage revenues of $2.6 million resulting primarily from the release of capacity at Clay Basin and incremental reservation charges associated with the Jackson Prairie deliverability expansion that was placed in service on November 1, 2008.
          Northwest’s transportation service accounted for 95 percent and 97 percent of its operating revenues for the six months ended June 30, 2009 and 2008, respectively. Natural gas storage service accounted for 4 percent and 2 percent of operating revenues for the six months ended June 30, 2009 and 2008, respectively.
          Operating expenses increased $1.1 million, or 1 percent. This increase is due primarily to i) higher pension expense of $2.0 million, ii) higher incentive compensation accruals of $0.6 million, and iii) higher employee group insurance expense of $0.5 million. These increases were mostly offset by lower taxes, other than income taxes, of $2.0 million primarily attributed to reductions in accrued property taxes totaling $2.6 million resulting primarily from lower than anticipated tax settlements, partially offset by higher property tax accruals related to property additions.
          Interest charges increased $2.0 million, or 9 percent, due primarily to the May 2008 refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes.
     Operating Statistics
          The following table summarizes volumes and capacity for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In Trillion British Thermal Units)

Total Throughput(1)	173	171	397	391
Average Daily Transportation Volumes	1.9	1.9	2.2	2.1
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.6	2.5	2.6	2.5
Average Daily Reserved Capacity Under Short-Term Firm Contracts(2)	0.5	0.7	0.6	0.7

(1)
Parachute Lateral volumes of 20 trillion British Thermal Units (“TBtu”) and 43 TBtu for the three and six months ended June 30, 2009, respectively, and 25 TBtu and 49 TBtu for the three and six months ended June 30, 2008, respectively, are excluded from total throughput as these volumes flow under separate contracts that do not result in mainline throughput.

(2)
Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.

Capital Resources and Liquidity of Northwest
          Northwest’s ability to finance its operations (including the funding of capital expenditures and acquisitions), to meet its debt obligations and to refinance indebtedness depends on its ability to generate future cash flows and to borrow funds. Northwest’s ability to generate cash is subject to a number of factors, some of which are beyond its control, including the impact of regulators’ decisions on the rates it is able to establish for its transportation and storage services.
          On or before the end of the calendar month following each quarter, available cash is distributed to Northwest’s partners as required by its general partnership agreement. Available cash is generally defined for Northwest as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by Northwest’s management committee), less cash reserves established by Northwest’s management committee as necessary or appropriate for the conduct of Northwest’s business and to comply with any applicable law or agreements. In January 2009, for the three-month period ended December 31, 2008, Northwest distributed $32.0 million of available cash to its partners. In April 2009, for the three-month period ended March 31, 2009, Northwest declared and paid equity distributions of $33.0 million to its partners. In July 2009, for the three-month period ended June 30, 2009, Northwest declared and paid equity distributions of $35.0 million to its partners.
          Northwest funds its capital spending requirements with cash from operating activities, third-party debt and contributions from Northwest’s partners with the exception of the CHC Project, which is funded by capital contributions from Williams. Through June 30, 2009, Northwest has received $13.9 million in capital contributions from Williams to fund the CHC Project.
     Sources (Uses) of Cash

	Six Months Ended
	June 30,
	2009	2008
	(Thousands of dollars)
Net cash provided (used) by:
Operating activities	$125,838	$116,368
Financing activities	(53,594)	(62,019)
Investing activities	(72,231)	(54,837)

Increase (decrease) in cash and cash equivalents	$13	$(488)

     Operating Activities
          Northwest’s net cash provided by operating activities for the six months ended June 30, 2009 increased $9.5 million from the same period in 2008. This increase is primarily attributed to changes in working capital and other noncurrent assets and liabilities and an increase in Northwest’s cash operating results.
     Financing Activities
          Cash used in financing activities for the six months ended June 30, 2009 decreased $8.4 million from the same period in 2008 due to lower distributions paid to Northwest’s partners, lower cash overdrafts and the absence of the costs associated with the refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes in 2008, offset by the absence of proceeds from the sale of partnership interests in 2008 and from a $12.2 million capital contribution from Northwest’s parent in 2009.
     Investing Activities
          Cash used in investing activities for the six months ended June 30, 2009 increased $17.4 million from the same period in 2008 due to higher advances to affiliates and increased capital expenditures.
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

          In January 2009, for the three-month period ended December 31, 2008, and in April 2009, for the three-month period ending March 31, 2009, Northwest made distributions of available cash of $32.0 million and $33.0 million, respectively, to its partners, representing cash in excess of working capital requirements and reserves established by Northwest’s management committee as necessary for the conduct of its business.
     Short-Term Liquidity
          Northwest funds its working capital and capital requirements with cash flows from operating activities, and, if required, borrowings under the Williams Credit Facility (described below) and return of advances made to Williams.
          Northwest invests cash through participation in Williams’ cash management program. At June 30, 2009 the advances due to Northwest by Williams totaled approximately $93.7 million. The advances are represented by one or more demand notes. The interest rate on these demand notes was based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 0.02 percent at June 30, 2009.
     Credit Agreement
          Williams has an unsecured $1.5 billion revolving credit facility (“Credit Facility”) that terminates in May 2012. Northwest has access to $400 million under the Credit Facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin, or a periodic fixed rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent per annum) based on the unused portion of the Credit Facility. The applicable margin is based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling approximately $45.4 million, none of which are associated with Northwest, have been issued by the participating institutions. Northwest had no revolving credit loans outstanding as of June 30, 2009.
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
          Northwest anticipates 2009 capital expenditures will be between $125 million and $160 million of which includes $75 million to $90 million for maintenance capital and $100 million to $135 million is considered nondiscretionary due to legal, regulatory and/or contractual requirements. Northwest’s gross expenditures for property, plant and equipment additions were $47.8 million ($18.4 million for maintenance and $29.4 million for expansion) and $28.6 million ($19.4 million for maintenance and $9.2 million for expansion) for the six months ended June 30, 2009 and 2008, respectively.

     Credit Ratings
          During the second quarter of 2009, the credit ratings on Northwest’s senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below:

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB-
Fitch Ratings	BBB
          At June 30, 2009, Northwest’s credit rating outlook is “stable” from all three agencies.
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
          With respect to Standard and Poor’s, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “BB” rating indicates that Standard and Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but adverse business conditions could lead to insufficient ability to meet financial commitments. Standard and Poor’s may modify its ratings with a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.
          With respect to Fitch, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” is considered speculative grade. A “BB” rating from Fitch indicates that there is a possibility of credit risk developing, particularly as the result of adverse economic change over time; however, business or financial alternatives may be available to allow financial commitments to be met. Fitch may add a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.
     Other
     Off-Balance Sheet Arrangements
          Neither we nor Northwest have any guarantees of off-balance sheet debt to third parties and maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams’ or Northwest’s credit ratings.
     Impact of Inflation
          Northwest has generally experienced increased costs in recent years due to the effect of inflation on the cost of labor, benefits, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies costs can directly affect income through increased operating and maintenance costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of the costs related to Northwest’s property, plant and equipment and materials and supplies is subject to rate-making treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, Northwest believes it may be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. However, cost-based regulation along with competition and other market factors may limit Northwest’s ability to price services or products to ensure recovery of inflation’s effect on costs.
     Environmental Matters
          Northwest is subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of its business. Except as discussed below, Northwest’s management believes that it is in substantial compliance with existing environmental requirements. Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. Northwest believes that, with respect to any expenditures required to meet applicable standards and regulations, the FERC would grant the requisite rate relief so that substantially all of such expenditures would be permitted to be recovered through rates. Northwest believes that compliance with applicable environmental requirements is not likely to have a material effect upon its financial position, liquidity or results of operations.
          Beginning in the mid-1980s, Northwest evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. Northwest identified polychlorinated biphenyl (“PCB”) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, Northwest identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) in the late 1980s, and Northwest conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required Northwest to re-evaluate its previous mercury clean-ups in Washington. Currently, Northwest is conducting assessment and remediation activities needed to bring the sites up to Washington’s current environmental standards. At June 30, 2009, Northwest had accrued liabilities totaling approximately $8.7 million for these costs which are expected to be incurred through 2014. Northwest is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. Northwest considers these costs associated with compliance with environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.
          In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard for ground-level ozone. Within two years, the EPA is expected to designate new eight-hour ozone non-attainment areas. Designation of new eight-hour ozone non-attainment areas will result in additional federal and state regulatory actions that will likely impact Northwest’s operations. The EPA is expected to promulgate additional hazardous air pollutant regulations in 2010 that will likely impact Northwest’s operations. As a result, Northwest expects the cost of additions to property, plant and equipment to increase. Northwest is unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations. Northwest’s management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.
     Safety Matters
          Pipeline Integrity Regulations. Northwest has developed an Integrity Management Plan that it believes meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, Northwest has identified high consequence areas and completed its baseline assessment plan. Northwest is on schedule to complete the required assessments within specified timeframes. Currently, Northwest estimates that the cost to perform required assessments and associated remediation will be between $110 million and $135 million over the remaining assessment period of 2009 through 2012. Northwest’s management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.
     Legal Matters
          Northwest is party to various legal actions arising in the normal course of business. Northwest’s management believes that the disposition of outstanding legal actions will not have a material adverse impact on its future liquidity or financial condition.
     Summary
          Litigation, arbitration, regulatory matters, environmental matters and safety matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the ruling occurs. Northwest’s management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a material adverse effect on Northwest’s future liquidity or financial position.

     Conclusion
          Although no assurances can be given, Northwest currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by advances or capital contributions from its partners and/or borrowings under the Credit Facility, will provide Northwest with sufficient liquidity to meet its capital requirements. Northwest anticipates that it will be able to access public and private debt markets on terms commensurate with its credit ratings to finance its capital requirements, when needed.
Capital Resources and Liquidity of Williams Pipeline Partners L.P.
          Our principal sources of liquidity include cash distributed to us by Northwest and our working capital credit agreement with Williams as the lender. We expect to fund our operating expenses, debt service and cash distributions primarily with distributions from Northwest. As of June 30, 2009, we had cash and cash equivalents of $7.2 million.
          We may invest cash through participation in Williams’ cash management program. Any advances will be represented by one or more demand notes. The interest rate on the demand notes will be based upon the overnight investment rate paid on Williams’ excess cash, which was 0.02 percent at June 30, 2009.
          We have filed a shelf registration statement for the issuance of up to $1.5 billion aggregate principal amount of debt and limited partnership unit securities. The registration statement was declared effective on August 3, 2009.
     Northwest Distributions
          During the six months ended June 30, 2009, Northwest declared and paid equity distributions of $65 million to its partners. In July 2009, Northwest declared and paid equity distributions of $35.0 million to its partners.
     Capital Contributions
          Please see Part I, Item 1. Financial Statements — Notes to Consolidated Financial Statements: Note 5. Related Party Transactions.
     Credit Agreement
          Please see Part I, Item 1. Financial Statements — Notes to Consolidated Financial Statements: Note 3. Credit Agreement.
     Cash Distributions to Unitholders
          We have paid quarterly distributions to unitholders and our general partner after every quarter since our IPO on January 24, 2008. On February 13, 2009 we paid $11.0 million to unitholders of record at the close of business on February 6, 2009. Our last quarterly distribution of $11.1 million was paid on May 15, 2009 to unitholders of record at the close of business on May 8, 2009. On July 27, 2009, the board of directors of our general partner declared a cash distribution of $11.3 million to be paid on August 14, 2009 to unitholders of record at the close of business on August 7, 2009.
     Conclusion
          We expect to fund expansion capital expenditures or new investments through commercial borrowings, issuance(s) of debt or equity securities or a combination of the above. The capital markets have continued to recover from their recent turmoil and we believe our access to capital funding or credit is available at market rates.

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
Second-Quarter 2009 Changes in Internal Controls
          There have been no changes during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          In 1998, the United States Department of Justice (“DOJ”) informed Williams that Jack Grynberg, an individual, had filed claims under the False Claims Act on behalf of himself and the federal government in the United States District Court for the District of Colorado against Williams, certain of its wholly-owned subsidiaries (including Northwest) and approximately 300 other energy companies. Grynberg alleged violations of the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The claims sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. In 1999, the DOJ announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against Northwest and Williams, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against Williams and its wholly-owned subsidiaries, including Northwest. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the District Court’s dismissal, and on May 4, 2009, the Tenth Circuit Court of Appeals denied Grynberg’s request for rehearing. Grynberg has filed with the United States Supreme Court a petition for a writ of certiorari requesting review of the Tenth Circuit Court of Appeal's ruling.
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
          Several bills have been introduced in the United States Congress that would compel carbon dioxide emission reductions. On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act” which is intended to decrease annual greenhouse gas emissions through a variety of measures, including a “cap and trade” system which limits the amount of greenhouse gases that may be emitted and incentives to reduce the nation’s dependence on traditional energy sources. The U.S. Senate is currently considering similar legislation, and numerous states have also announced or adopted programs to stabilize and reduce greenhouse gases. While it is not clear whether any federal climate change law will be passed this year, any of these actions could result in increased costs to (i) operate and maintain Northwest’s facilities, (ii) install new emission controls on Northwest’s facilities, and (iii) administer and manage any greenhouse gas emissions program. If Northwest is unable to recover or pass through a significant level of costs related to complying with climate change regulatory requirements imposed on them, it could have a material adverse effect on Northwest’s results of operations and our ability to make distributions to you. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively impact Northwest’s cost of and access to capital.
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
Item 6. Exhibits
          The following instruments are included as exhibits to this report.

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of Williams Pipeline Partners L.P. (filed on September 12, 2007 as Exhibit 3.1 to Williams Pipeline Partners L.P.’s Registration Statement on Form S-1 (File No. 333-146015) and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of Williams Pipeline Partners L.P., dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917) and incorporated herein by reference).

3.3	Certificate of Formation of Williams Pipeline GP LLC (filed on September 12, 2007 as Exhibit 3.3 to Williams Pipeline Partners L.P.’s Registration Statement on Form S-1 (File No. 333-146015) and incorporated herein by reference.)

3.4	First Amended and Restated Limited Liability Company Agreement of Williams Pipeline GP LLC, dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.2 to Williams Pipeline Partners L.P. Form 8-K (File No. 001-33917) and incorporated herein by reference).

10.1*	Williams Pipeline GP LLC Director Compensation Policy, dated August 19, 2008, as revised May 26, 2009.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Williams Pipeline GP LLC Financial Statements.

*	Filed herewith

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Williams Pipeline Partners L.P. (Registrant)
By:	Williams Pipeline GP LLC,
its general partner

By:	/s/ Ted T. Timmermans
Ted T. Timmermans
Chief Accounting Officer

August 6, 2009

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of Williams Pipeline Partners L.P. (filed on September 12, 2007 as Exhibit 3.1 to Williams Pipeline Partners L.P.’s Registration Statement on Form S-1 (File No. 333-146015) and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of Williams Pipeline Partners L.P., dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917) and incorporated herein by reference).

3.3	Certificate of Formation of Williams Pipeline GP LLC (filed on September 12, 2007 as Exhibit 3.3 to Williams Pipeline Partners L.P.’s Registration Statement on Form S-1 (File No. 333-146015) and incorporated herein by reference.)

3.4	First Amended and Restated Limited Liability Company Agreement of Williams Pipeline GP LLC, dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.2 to Williams Pipeline Partners L.P. Form 8-K (File No. 001-33917) and incorporated herein by reference).

10.1*	Williams Pipeline GP LLC Director Compensation Policy, dated August 19, 2008, as revised May 26, 2009.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Williams Pipeline GP LLC Financial Statements.

*	Filed herewith