Form 10-Q
period 2009-09-30
WILLIAMS PIPELINE PARTNERS L.P.
filed 2009-10-29
CIK 1411583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33917
Williams Pipeline Partners L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-0834035
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Williams Center, Tulsa, Oklahoma	74172-0172
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The registrant had 22,607,430 common units and 10,957,900 subordinated units outstanding as of October 26, 2009.

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
     All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “objectives,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands of dollars, except per-unit amounts)
	(Unaudited)
General and administrative expense	$899	$596	$2,289	$1,715
Earnings from Northwest Pipeline GP through January 23, 2008 (Predecessor)	—	—	—	4,002
Equity earnings from investment in Northwest Pipeline GP after January 23, 2008	13,391	14,433	40,016	36,276
Interest expense — affiliate	(13)	(13)	(38)	(34)
Interest income	1	39	6	56

Net income	$12,480	$13,863	$37,695	$38,585

Allocation of net income used for earnings per unit calculation:
Net income	$12,480	$13,863	$37,695	$38,585
Net income applicable to the period through January 23, 2008	—	—	—	4,002

Net income applicable to the period after January 23, 2008	12,480	13,863	37,695	34,583
Net loss allocated to general partner	(121)	(216)	(346)	(653)

Net income allocated to limited partners	$12,601	$14,079	$38,041	$35,236

Basic and diluted net income per limited partner unit:
Common units	$0.38	$0.42	$1.14	$1.05
Subordinated units	$0.38	$0.42	$1.14	$1.05
Weighted average number of units outstanding:
Common units	22,607,430	22,605,668	22,607,430	22,605,489
Subordinated units	10,957,900	10,957,900	10,957,900	10,957,900
See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(Thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$7,911	$7,760
Prepaid expense	323	184

Total current assets	8,234	7,944
Investment in Northwest Pipeline GP	420,030	414,069

Total assets	$428,264	$422,013

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable:
Trade	$492	$671
Affiliate	473	424

Total current liabilities	965	1,095
Contingent liabilities and commitments
Partners’ capital	427,299	420,918

Total liabilities and partners’ capital	$428,264	$422,013

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Thousands of dollars)
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$37,695	$38,585
Adjustments to reconcile to cash provided by operations:
Equity earnings from investment in Northwest Pipeline GP	(40,016)	(40,278)
Distributions related to equity earnings from investment in Northwest Pipeline GP	35,000	30,605
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	—	(95)
Other current assets	(139)	(243)
Accounts payable	(130)	1,054
Other	13	101

Net cash provided by operating activities	32,423	29,729

INVESTING ACTIVITIES:
Purchase of 15.9% general partnership interest in Northwest Pipeline GP	—	(300,900)

Net cash used by investing activities	—	(300,900)

FINANCING ACTIVITIES:
Distributions to unitholders and general partner	(33,394)	(24,107)
Proceeds from sale of common units	—	336,520
Offering costs	—	(3,797)
Redemption of common units held by general partner	—	(31,020)
Contribution pursuant to the omnibus agreement	1,122	867

Net cash (used) provided by financing activities	(32,272)	278,463

Increase in cash and cash equivalents	151	7,292
Cash and cash equivalents at beginning of period	7,760	—

Cash and cash equivalents at end of period	$7,911	$7,292

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Contribution of 19.1% in Northwest Pipeline GP	$—	$(115,020)
Issuance of units to Williams Pipeline GP LLC	—	115,020
See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

				Accumulated
				Other	Total
	Limited Partner		General	Comprehensive	Partners’
	Common	Subordinated	Partner	Loss	Capital
	(Thousands of dollars)
	(Unaudited)

Balance — January 1, 2009	$287,269	$138,835	$8,677	$(13,863)	$420,918
Net income	25,622	12,419	(346)	—	37,695
Other comprehensive income:
Net unrealized gain on cash flow hedge	—	—	—	(16)	(16)
Pension benefits:
Amortization of net actuarial loss	—	—	—	941	941
Amortization of prior service cost	—	—	—	21	21

Total other comprehensive income					946

Cash distributions	(22,042)	(10,684)	(668)	—	(33,394)
Contributions pursuant to the omnibus agreement	—	—	1,122	—	1,122
Other	12	—	—	—	12

Balance — September 30, 2009	$290,861	$140,570	$8,785	$(12,917)	$427,299

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
          We are a Delaware limited partnership formed on August 31, 2007 to own and operate natural gas transportation and storage assets, including a minority ownership interest in Northwest. On January 24, 2008, we completed our initial public offering (“IPO”) of common units. The 35 percent of Northwest owned by us was owned by The Williams Companies, Inc. (“Williams”) prior to the IPO of our common units. As of September 30, 2009, Williams, through its subsidiary, Williams Pipeline GP LLC, owns a 2 percent general partner interest and a 45.7 percent limited partner interest in us.
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
          The accompanying interim financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K, filed February 27, 2009, for the year ended December 31, 2008. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. All intercompany transactions have been eliminated. We have evaluated our disclosure of subsequent events through the time of filing this Form 10-Q with the SEC on October 29, 2009.
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

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Allocation of Net Income and Distributions
          The allocation of post-IPO net income between our general partner and limited partners, as reflected in the Consolidated Statement of Partners’ Capital, for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands of dollars, except per-unit amounts)
Allocation to general partner:
Net income	$12,480	$13,863	$37,695	$34,583
Charges direct to general partner:
Reimbursable general administrative costs	378	503	1,122	1,372

Income subject to 2% allocation of general partner interest	12,858	14,366	38,817	35,955
General partner’s share of net income	2.0%	2.0%	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	257	287	776	719
Incentive distributions paid to general partner	—	—	—	—
Direct charges to general partner	(378)	(503)	(1,122)	(1,372)

Net loss allocated to general partner	$(121)	$(216)	$(346)	$(653)

Net income	$12,480	$13,863	$37,695	$34,583
Net loss allocated to general partner	(121)	(216)	(346)	(653)

Net income allocated to limited partners	$12,601	$14,079	$38,041	$35,236

          Certain of our historical periods’ earnings per unit have been revised as a result of adopting Emerging Issues Task Force Issue No. 07-4 (Accounting Standards Codification Topic 260) in 2009. The retrospective application of this new guidance resulted in an increase in earnings per unit of $0.01 for the third quarter of 2008. Adoption of this new standard only impacts the allocation of earnings for purposes of calculating our earnings per limited partner and has no impact on our results of operations, allocation of earnings to capital accounts, or distributions of available cash to unitholders and our general partner. The application will also result in an increase in earnings per unit of $0.01 for the fourth quarter of 2008.
          Common and subordinated unitholders have always shared equally, on a per-unit basis, in the net income allocated to limited partners.
          We have paid or have authorized payment of the following post-IPO cash distributions during 2008 and 2009 (in thousands, except per-unit amounts):

				General Partner
					Incentive
	Per Unit	Common	Subordinated		Distribution	Total Cash
Payment Date	Distribution	Units	Units	2%	Rights	Distribution
5/15/2008	$0.2242	$5,068	$2,457	$154	$—	$7,679
8/14/2008	0.3100	7,008	3,397	212	—	10,617
11/14/2008	0.3150	7,121	3,452	216	—	10,789
2/13/2009	0.3200	7,234	3,507	219	—	10,960
5/15/2009	0.3250	7,347	3,561	223	—	11,131
8/14/2009	0.3300	7,461	3,616	226	—	11,303
11/13/2009(a)	0.3350	7,574	3,671	230	22 (b)	11,497

(a)	The board of directors of our general partner declared this cash distribution on October 27, 2009 to be paid on November 13, 2009 to unitholders of record at the close of business on November 6, 2009.

(b)	The declared distribution amount of $0.335 per unit falls within the Partnership’s second target distribution level, which triggers the payment of incentive distributions.

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Credit Agreement
          We have a $20.0 million working capital credit agreement with Williams as the lender. The proceeds of the borrowing are available exclusively to fund working capital, including the payment of distributions to the limited partners of the Partnership. Borrowings under the agreement mature on January 23, 2010. We are permitted to extend the term of the agreement for another 365-day period upon notice to Williams. We pay a commitment fee to Williams on the unused portion of the credit agreement of 0.25 percent annually. We are required to reduce all borrowings under our working capital credit agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the facility. At September 30, 2009, we had no outstanding borrowings under the working capital credit agreement.
Note 4. Related Party Transactions
          During the nine months ended September 30, 2009, we received distributions of $35.0 million from Northwest and distributed $15.9 million to Williams, as declared by the board of directors of our general partner.
          Our general partner gives us a quarterly credit for general and administrative expenses under the terms of an omnibus agreement. The annual amounts of those credits are as follows: $1.5 million in 2009, $1.0 million in 2010 and $0.5 million in 2011. These amounts are reflected as capital contributions from our general partner. Accordingly, our net income does not reflect the benefit of the credit received. The cost subject to this credit is allocated entirely to our general partner. As a result, the net income allocated to limited partners on a per-unit basis reflects the benefit of this credit. For the nine months ended September 30, 2009, the total general and administrative credit received was $1.1 million.
Note 5. Comprehensive Income
          Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Net income	$12,480	$13,863	$37,695	$38,585
Reclassification of cash flow hedge gain into earnings	(5)	(6)	(16)	(15)
Pension benefits:
Amortization of net actuarial loss	315	124	941	332
Amortization of prior service cost	7	7	21	19

Total comprehensive income	$12,797	$13,988	$38,641	$38,921

Note 6. Equity Investments
          Northwest is accounted for using the equity method of accounting. As such, our interest in Northwest’s net operating results is reflected as equity earnings in our Consolidated Statements of Income. The summarized results of operations for 100 percent of Northwest are presented below:
Northwest

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Revenues	$106,615	$108,542	$325,919	$322,397
Operating expenses	57,470	55,500	176,609	173,513
Other income, net	1,146	507	1,786	1,246
Interest charges	12,031	12,313	36,766	35,051

Net income	$38,260	$41,236	$114,330	$115,079

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
          Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes included within Part II, Item 8. Financial Statements and Supplementary Data of our 2008 Annual Report on Form 10-K, the consolidated financial statements and notes contained in Part I, Item 1. Financial Statements of the Northwest Pipeline GP Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2009, and our consolidated financial statements and notes contained within this document.
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

•
Sundance Trail Expansion. In May 2009, Northwest filed an application with the FERC for the proposed Sundance Trail Expansion to construct approximately 16 miles of 30-inch loop between Northwest’s existing Green River and Muddy Creek compressor stations in Wyoming as well as an upgrade to Northwest’s existing Vernal compressor station, with service targeted to commence in November 2010. The total project is estimated to cost up to $65 million, including the cost of replacing the existing compression at Vernal, which will enhance the efficiency of Northwest’s system. Northwest executed a precedent agreement to provide 150 MDth per day of firm transportation service from the Greasewood and Meeker Hubs in Colorado for delivery to the Opal Hub in Wyoming. Northwest has proposed to collect its maximum system rates, and is seeking approval from the FERC to roll-in the Sundance Trail Expansion costs in any future rate cases. FERC approval is expected by the end of 2009.

Northwest’s Results of Operations
          In the following discussion of the results of Northwest, all amounts represent 100 percent of the operations of Northwest, in which we hold a 35 percent general partnership interest following the completion of our IPO on January 24, 2008. As such, we recognized equity earnings from investments of $13.4 million and $40.0 million for the three and nine months ended September 30, 2009, respectively, compared with the $14.4 million and $36.3 million for the three and nine months ended September 30, 2008, respectively.
     Analysis of Financial Results
          This analysis discusses financial results of Northwest’s operations for the three and nine-month periods ended September 30, 2009 and 2008. Changes in natural gas prices and transportation volumes have little impact on revenues because, under Northwest’s rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in Northwest’s transportation rates.
     Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
          Northwest’s operating revenues decreased $1.9 million, or 2 percent. This decrease is primarily attributed to the termination of the Parachute Lateral lease agreement on August 1, 2009. The decrease in the Parachute Lateral lease revenues is substantially offset by a decrease in lease expense described below.
          Northwest’s transportation service accounted for 95 percent and 96 percent of its operating revenues for the three-month periods ended September 30, 2009 and 2008, respectively. Additionally, gas storage service accounted for 4 percent and 3 percent of operating revenues for the three-month periods ended September 30, 2009 and 2008, respectively.
          Operating expenses increased $2.0 million, or 4 percent. This increase is due primarily to i) higher pension expense of $1.0 million, ii) higher allocated overhead from Williams of $1.3 million attributed primarily to higher pension expense, and iii) higher contractual and outside services of $0.9 million attributed primarily to pipeline maintenance. These increases were partially offset by $1.7 million lower expense from the termination of the Parachute Lateral lease agreement.
     Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
          Northwest’s operating revenues increased $3.5 million, or 1 percent. This increase is attributed to higher transportation revenues of $1.8 million resulting primarily from an increase in firm transportation under long-term contracts and higher storage revenues of $3.0 million resulting primarily from the release of capacity at Clay Basin and incremental reservation charges associated with the Jackson Prairie deliverability expansion that was placed in service on November 1, 2008, partially offset by $1.8 million lower revenues due to the termination of the Parachute Lateral lease agreement on August 1, 2009. The decrease in the Parachute Lateral lease revenues is substantially offset by a decrease in lease expense as described below.
          Northwest’s transportation service accounted for 95 percent and 96 percent of its operating revenues for the nine-month periods ended September 30, 2009 and 2008, respectively. Additionally, gas storage service accounted for 4 percent and 3 percent of operating revenues for the nine-month periods ended September 30, 2009 and 2008, respectively.
          Operating expenses increased $3.1 million, or 2 percent. This increase is due primarily to i) higher pension expense of $3.0 million, ii) higher allocated overhead from Williams of $1.7 million attributed primarily to higher pension expense, iii) higher contractual and outside services of $0.6 million and higher labor of $0.7 million attributed primarily to pipeline maintenance, and iv) higher employee group insurance expense of $0.8 million. These increases were partially offset by lower taxes, other than income taxes, of $2.3 million primarily attributed to lower than anticipated tax settlements and $1.7 million lower expense from the termination of the Parachute Lateral lease agreement.
          Interest charges increased $1.7 million, or 5 percent, due primarily to the May 2008 refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes.
     Operating Statistics
          The following table summarizes volumes and capacity for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Trillion British Thermal Units)
Total Throughput(1)	166	179	563	570
Average Daily Transportation Volumes	1.8	2.0	2.1	2.1
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.6	2.5	2.6	2.5
Average Daily Reserved Capacity Under Short-Term Firm Contracts(2)	0.5	0.6	0.5	0.7

(1)
Parachute Lateral volumes of 6 trillion British thermal units (“TBtu”) and 49 TBtu for the three and nine months ended September 30, 2009, respectively, and 26 TBtu and 75 TBtu for the three and nine months ended September 30, 2008, respectively, are excluded from total throughput as these volumes flowed under separate contracts that do not result in mainline throughput.

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
          On or before the end of the calendar month following each quarter, available cash is distributed to Northwest’s partners as required by its general partnership agreement. Available cash is generally defined for Northwest as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by Northwest’s management committee), less cash reserves established by Northwest’s management committee as necessary or appropriate for the conduct of Northwest’s business and to comply with any applicable law or agreements. In 2009, for the three-month periods ended December 31, 2008, March, 31, 2009, and June 30, 2009, Northwest declared and paid equity distributions of $32.0 million, $33.0 million and $35.0 million, respectively, to its partners. In October 2009, for the three-month period ended September 30, 2009, Northwest declared equity distributions of $35.0 million to its partners, to be paid on October 30, 2009.

          Northwest funds its capital spending requirements with cash from operating activities, third-party debt and contributions from its partners with the exception of the CHC Project, which is funded by capital contributions from Williams. Through September 30, 2009, Northwest has received $35.7 million in capital contributions from Williams to fund the CHC Project.
     Sources (Uses) of Cash

	Nine Months Ended
	September 30,
	2009	2008
	(Thousands of dollars)
Net cash provided (used) by:
Operating activities	$194,567	$190,331
Financing activities	(66,365)	(94,714)
Investing activities	(128,169)	(95,863)

Increase (decrease) in cash and cash equivalents	$33	$(246)

     Operating Activities
          Northwest’s net cash provided by operating activities for the nine months ended September 30, 2009 increased $4.2 million from the same period in 2008. This increase is primarily attributed to changes in working capital and an increase in Northwest’s cash operating results, partially offset by changes in Northwest’s other noncurrent assets and liabilities.
     Financing Activities
          Cash used in financing activities for the nine months ended September 30, 2009 decreased $28.3 million from the same period in 2008 due to lower distributions paid to Northwest’s partners due to the absence of proceeds from the sale of partnership interests in 2008, a $34.1 million capital contribution for the CHC Project from Northwest’s parent in 2009, lower cash overdrafts and the absence of the costs associated with the refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes in 2008.
     Investing Activities
          Cash used in investing activities for the nine months ended September 30, 2009 increased $32.3 million from the same period in 2008 due to increased capital expenditures, offset by lower advances to affiliates.
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
          In 2009, for the three-month periods ended December 31, 2008, March 31, 2009, and June 30, 2009, Northwest made distributions of available cash of $32.0 million, $33.0 million, and $35.0 million, respectively, to its partners, representing cash in excess of working capital requirements and reserves established by Northwest’s management committee as necessary for the conduct of its business.
     Short-Term Liquidity
          Northwest funds its working capital and capital requirements with cash flows from operating activities, and, if required, borrowings under the Williams Credit Facility (described below) and return of advances made to Williams.

          Northwest invests cash through participation in Williams’ cash management program. At September 30, 2009 the advances due to Northwest by Williams totaled approximately $92.1 million. The advances are represented by one or more demand notes. The interest rate on these demand notes is based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 0.13 percent at September 30, 2009.
     Credit Agreement
          Williams has an unsecured $1.5 billion revolving credit facility (“Credit Facility”) that terminates in May 2012. Northwest has access to $400 million under the Credit Facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin, or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent per annum) based on the unused portion of the Credit Facility. The applicable margin is based on the specific borrower’s senior unsecured long-term debt ratings. As of September 30, 2009, there were no letters of credit issued by the participating institutions and no revolving credit loans outstanding.
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
          Northwest anticipates 2009 capital expenditures will be between $125 million and $160 million of which includes $75 million to $90 million for maintenance capital and $100 million to $135 million is considered nondiscretionary due to legal, regulatory and/or contractual requirements. Northwest’s gross expenditures for property, plant and equipment additions were $110.5 million ($50.2 million for maintenance and $60.3 million for expansion) and $57.7 million ($43.7 million for maintenance and $14.0 million for expansion) for the nine months ended September 30, 2009 and 2008, respectively. The $52.8 million increase is primarily attributed to expenditures related to the CHC Project.
     Credit Ratings
          During the third quarter of 2009, the credit ratings on Northwest’s senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below:

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB-
Fitch Ratings	BBB
          At September 30, 2009, the evaluation of Northwest’s credit rating is “stable” from all three agencies.
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
          Beginning in the mid-1980s, Northwest evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. Northwest identified polychlorinated biphenyl (“PCB”) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, Northwest identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) in the late 1980s, and Northwest conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required Northwest to re-evaluate its previous mercury clean-ups in Washington. Currently, Northwest is conducting assessment and remediation activities needed to bring the sites up to Washington’s current environmental standards. At September 30, 2009, Northwest had accrued liabilities totaling approximately $8.3 million for these costs which are expected to be incurred through 2014. Northwest is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. Northwest considers these costs associated with compliance with environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

          In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone non-attainment areas. Designation of new eight-hour ozone non-attainment areas will result in additional federal and state regulatory actions that would likely impact Northwest’s operations and increase the cost of additions to property, plant and equipment. In September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground-level ozone to ensure that the standards are clearly grounded in science, and are protective of both public health and the environment. As a result, the EPA has delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. Additionally, the EPA is expected to promulgate additional hazardous air pollutant regulations in 2010 that will likely impact Northwest’s operations. Northwest is unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations. Northwest’s management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.
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
Capital Resources and Liquidity of Williams Pipeline Partners L.P.
          Our principal sources of liquidity include cash distributed to us by Northwest and our working capital credit agreement with Williams as the lender. We expect to fund our operating expenses, debt service and cash distributions primarily with distributions from Northwest. As of September 30, 2009, we had cash and cash equivalents of $7.9 million.
          We may invest cash through participation in Williams’ cash management program. Any advances will be represented by one or more demand notes. The interest rate on the demand notes will be based upon the overnight investment rate paid on Williams’ excess cash, which was 0.13 percent at September 30, 2009.
          We have filed a shelf registration statement for the issuance of up to $1.5 billion aggregate principal amount of debt and limited partnership unit securities. The registration statement was declared effective on August 3, 2009.

     Northwest Distributions
          During the nine months ended September 30, 2009, we received distributions of $35.0 million from Northwest. In October 2009, Northwest declared an equity distribution of $35.0 million, of which our share will be approximately $12.3 million, to be paid on October 30, 2009.
     Capital Contributions
          Please see Part I, Item 1. Financial Statements — Notes to Consolidated Financial Statements: Note 4. Related Party Transactions.
     Credit Agreement
          Please see Part I, Item 1. Financial Statements — Notes to Consolidated Financial Statements: Note 3. Credit Agreement.
     Cash Distributions to Unitholders
          During the nine months ended September 30, 2009, we have paid quarterly distributions of $33.4 million to unitholders and our general partner. On October 27, 2009, the board of directors of our general partner declared a cash distribution of $11.5 million to be paid on November 13, 2009 to unitholders on record at the close of business on November 6, 2009.
     Conclusion
          We expect to fund expansion capital expenditures or new investments through commercial borrowings, issuance(s) of debt or equity securities or a combination of the above. The capital markets have continued to recover from their recent turmoil, and we believe our access to capital funding or credit is available at market rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2008. Our exposures to market risk have not changed materially since December 31, 2008.
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
Third-Quarter 2009 Changes in Internal Controls
          There have been no changes during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          In 1998, the United States Department of Justice (“DOJ”) informed Williams that Jack Grynberg, an individual, had filed claims under the False Claims Act on behalf of himself and the federal government in the United States District Court for the District of Colorado against Williams, certain of its wholly-owned subsidiaries (including Northwest) and approximately 300 other energy companies. Grynberg alleged violations of the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The claims sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. In 1999, the DOJ announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against Northwest and Williams, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against Williams and its wholly-owned subsidiaries, including Northwest. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the District Court’s dismissal. On October 5, 2009, the United States Supreme Court denied Grynberg’s petition for a writ of certiorari requesting review of the Tenth Circuit Court of Appeal’s ruling. This matter is concluded.
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
Ted T. Timmermans
Chief Accounting Officer

October 29, 2009

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