Form 10-K
period 2009-12-31
WILLIAMS PIPELINE PARTNERS L.P.
filed 2010-02-23
CIK 1411583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-33917
Williams Pipeline Partners L.P.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0834035 (IRS Employer Identification No.)

One Williams Center, Tulsa, Oklahoma (Address of Principal Executive Offices)	74172-0172 (Zip Code)
918-573-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Units	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submitted and post such files.) Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the registrant’s common units held by non-affiliates based on the closing sale price of such units as reported on the New York Stock Exchange, as of the last day of the registrant’s most recently completed second quarter was approximately $407,362,588. This figure excludes common units beneficially owned by the directors and executive officers of Williams Pipeline GP LLC, our general partner.
     The registrant had 22,607,430 common units and 10,957,900 subordinated units outstanding as of February 17, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
None

WILLIAMS PIPELINE PARTNERS L.P.
FORM 10-K

DEFINTIONS
     We use the following oil and gas measurements in this report. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit.
     “Mcf” means thousand cubic feet.
     “MMcf” means million cubic feet.
     “Bcf” means billion cubic feet.
     “MMBtu” means one million British Thermal Units.
     “TBtu” means one trillion British Thermal Units.
     “Dth” means one dekatherm, which is equal to one MMBtu.
     “MDth” means thousand dekatherms.
     “MMDth” means million dekatherms.

WILLIAMS PIPELINE PARTNERS L.P.
FORM 10-K
PART I
Item 1. Business
     Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us,” or like terms refer to Williams Pipeline Partners L.P. and its subsidiaries. Unless the context clearly indicates otherwise, references to “we,” “our,” and “us” include the operations of Northwest Pipeline GP (“Northwest”), in which we own a 35 percent interest. When we refer to Northwest by name, we are referring exclusively to Northwest Pipeline GP and its consolidated affiliate, Northwest Pipeline Services LLC.
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
GENERAL
     We are a Delaware limited partnership formed on August 31, 2007 by The Williams Companies, Inc. (“Williams”) to own and operate natural gas transportation and storage assets. Our primary business objectives are to generate stable cash flows and, over time, to increase our quarterly cash distributions per unit. We own a 35 percent general partnership interest in Northwest, which owns and operates an approximately 3,900-mile, bi-directional, interstate natural gas pipeline system that extends from the San Juan Basin in New Mexico, through the Rocky Mountains and to the northwestern United States. Northwest also has working natural gas storage capacity of approximately 13.0 billion cubic feet, or Bcf. We account for our 35 percent interest in Northwest as an equity investment, and, therefore, do not consolidate its financial results.
     The 35 percent of Northwest owned by us was owned by Williams prior to the initial public offering (“IPO”) of our common units in January 2008. As of December 31, 2009, Williams indirectly owned an approximate 45.7 percent limited partner interest in us and all of our 2 percent general partner interest.
     Williams is an integrated energy company with 2009 revenues in excess of $8.2 billion that trades on the New York Stock Exchange under the symbol “WMB.” Williams operates in numerous aspects of the energy industry, including natural gas exploration and production, midstream services, and interstate natural gas transportation. Williams has owned or operated interstate natural gas transportation and storage assets for more than 25 years.

Recent Developments
     On February 17, 2010, Williams completed a strategic restructuring to contribute certain of its midstream and pipeline assets, including its 45.7 percent limited partner interest in us, its 100 percent ownership interest in our general partner, and its 65 percent interest in Northwest to Williams Partners L.P. (“Williams Partners”), an affiliate of Williams and of us, in exchange for cash and units in Williams Partners (the “Dropdown”). As part of the strategic restructuring, Williams Partners announced its intention to commence an exchange offer for any and all of our outstanding common units not held by Williams Partners or its affiliates at a future date following the consummation of the Dropdown. The exact timing of the launch of such offer was stated to be dependent on the filing of necessary documentation with the SEC and upon market conditions, but it was announced that it would be at a fixed exchange ratio of 0.7584 of its common units for each our common units.
FINANCIAL INFORMATION ABOUT SEGMENTS
     See Part II, Item 8. Financial Statements and Supplementary Data.
NARRATIVE DESCRIPTION OF BUSINESS
     Our general partnership interest in Northwest is our primary asset. As a result, we are dependent on Northwest for substantially all of our cash available for distribution and the narrative description of business is primarily focused on Northwest.
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
     Northwest’s system includes approximately 3,900 miles of mainline and lateral transmission pipeline and 41 transmission compressor stations. Its compression facilities have a combined sea level-rated capacity of approximately 473,000 horsepower. At December 31, 2009, Northwest had long-term firm transportation contracts, including peaking service, with aggregate capacity reservations of approximately 3.7 Bcf of natural gas per day.
     Northwest has access to multiple strategic natural gas supply basins, including basins in the Rocky Mountain region, the San Juan Basin and the Western Canadian Sedimentary Basin (“WCSB”). Northwest is the only interstate natural gas pipeline that currently provides service to certain key markets, including Seattle, Washington; Portland, Oregon; and Boise, Idaho. In addition Northwest believes it provides competitively priced services in markets such as Reno, Nevada; Spokane, Washington; and Medford, Oregon that are also served by other interstate natural gas pipelines.
     Northwest transports and stores natural gas for a broad mix of customers, including local natural gas distribution companies, municipal utilities, direct industrial users, electric power generators and natural gas marketers and producers. Northwest’s firm transportation and storage contracts are generally long-term contracts with various expiration dates and account for the major portion of its business. Additionally, Northwest offers interruptible and short-term firm transportation services. During 2009, Northwest served a total of 129 transportation and storage customers. Northwest’s two largest customers were Puget Sound Energy, Inc. and Northwest Natural Gas Company, which accounted for approximately 21.8 percent and 11.3 percent, respectively, of its total operating revenues for the year ended December 31, 2009. No other customer accounted for more than 10 percent of Northwest’s total operating revenues during that period.
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
     Northwest has approximately 13.0 Bcf of working natural gas storage capacity through the following three storage facilities. These natural gas storage facilities enable Northwest to balance daily receipts and deliveries and provide storage services to certain major customers.
•	Jackson Prairie: Northwest owns a one-third interest in the Jackson Prairie underground storage facility located near Chehalis, Washington, with the remaining interests owned by two of its distribution customers. As of December 31, 2009, Northwest’s share of the firm seasonal storage service in this facility was approximately 7.7 Bcf of working natural gas storage capacity and up to 383 MMcf per day of peak day deliveries. Additionally, Northwest’s share of the best-efforts delivery capacity was 50 MMcf per day. As described below, Northwest is participating in an ongoing expansion of Jackson Prairie.

•	Plymouth LNG: Northwest also owns and operates a Liquefied Natural Gas (“LNG”) storage facility located near Plymouth, Washington, which provides standby service for its customers during extreme peaks in demand. The facility has a total LNG storage capacity equivalent to 2.3 Bcf of working natural gas, liquefaction capability of 12 MMcf per day and regasification capability of 300 MMcf per day. Certain of Northwest’s major customers own the working natural gas stored at the LNG plant.

•	Clay Basin Field: Northwest has a contract with a third party under which Northwest contracts for natural gas storage services in an underground storage reservoir in the Clay Basin Field located in Daggett County, Utah. Northwest is authorized to utilize the Clay Basin Field at a seasonal storage level of 3.0 Bcf of working natural gas, with a firm delivery capability of 25 MMcf of natural gas per day.
Northwest’s Competition
     Northwest believes the topography of the Pacific Northwest makes construction of competing pipelines difficult and expensive and it forms a natural barrier to entry for potential competitor pipelines in Northwest’s primary markets such as Seattle, Washington; Portland, Oregon; and Boise, Idaho. Northwest’s pipeline is currently the sole source of interstate natural gas transportation in many of the markets it serves. However, there are a number of factors that could increase competition in Northwest’s traditional market area. For example, customers may consider such factors as cost of service and rates, location, reliability, available capacity, flow characteristics, pipeline service offerings, supply abundance and diversity, and storage access when analyzing competitive pipeline options.
     Competition could arise from new ventures or expanded operations from existing competitors. For example, in late 2006, Northwest Natural Gas Co. (“Northwest Natural”), Northwest’s second largest customer, announced that it is partnering with TransCanada’s Gas Transmission Northwest (“GTN”) to build the Palomar Gas Transmission project. This proposed project would consist of a greenfield pipeline from GTN’s system in central Oregon to Northwest Natural’s system in western Oregon. Palomar could also be used to transport natural gas from one of the proposed Columbia River LNG terminals back to GTN’s system.
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

Northwest’s Supply and Demand Dynamics
     To effectively manage its business, Northwest monitors its market areas for both short-term and long-term shifts in natural gas supply and demand. Changes in natural gas supply such as new discoveries of natural gas reserves, declining production in older fields, and the introduction of new sources of natural gas supply, such as imported LNG, directly or indirectly affect the demand for Northwest’s services from both producers and consumers. For example, western U.S. production levels are growing rapidly, but a large portion of the new production of natural gas from the Rocky Mountain region will be delivered to markets in the mid-continent and eastern U.S. through projects like the Rockies Express Pipeline. Canadian production levels, on the other hand, are in a flat to downward trend and exports to U.S. markets are declining. However, recent U.S. and Canadian shale gas discoveries and related technological advancements may impact future North American natural gas flow patterns. As these supply dynamics shift, Northwest anticipates that it will continue to actively pursue projects that link new sources of supply to customers willing to contract for transportation on a long-term firm basis. Changes in demographics, the amount of electricity generation, prevailing weather conditions, and shifts in residential and commercial usage affect Northwest’s customers’ overall demand for natural gas. As customer demand dynamics change, Northwest anticipates that it will create new services or capacity arrangements that meet their long-term requirements.
Northwest’s Customers
     Northwest transports and stores natural gas for a broad mix of customers, including local natural gas distribution companies (“LDCs”), municipal utilities, direct industrial users, electric utilities and independent power generators and natural gas marketers and producers. Northwest provides natural gas transportation services for markets in Washington, Oregon, Idaho, Wyoming, Nevada, Utah, Colorado, New Mexico, California and Arizona, either directly or indirectly through interconnections with other pipelines. Northwest’s customers use its transportation and storage services for a variety of reasons. Natural gas distribution companies and electric generation companies typically require a secure and reliable supply of natural gas over a prolonged period of time to meet the needs of their customers and frequently enter into long-term firm transportation and storage contracts to ensure both a ready supply of natural gas and sufficient transportation capacity over the life of the contract. Producers of natural gas require the ability to deliver their product to market and frequently enter into firm transportation contracts to ensure that they will have sufficient capacity available to deliver their product to delivery points with greater market liquidity. Natural gas marketers use storage and transportation services to capitalize on price differentials over time or between markets. Northwest’s customer mix can vary over time and largely depends on the natural gas supply and demand dynamics in its markets.
Northwest’s Capital Projects
     The pipeline projects listed below were completed during 2009 or are significant future pipeline projects for which Northwest has significant customer commitments.
Colorado Hub Connection Project
     On November 10, 2009, Northwest placed into service the new 27-mile, 24-inch diameter lateral referred to as the Colorado Hub Connection Project (“CHC Project”). The new lateral connects the Meeker/White River Hub near Meeker, Colorado to Northwest’s mainline south of Rangely, Colorado, and is estimated to cost up to $60 million.
     The CHC Project combined the new lateral capacity with existing mainline capacity to provide approximately 363 MDth per day of firm transportation from various receipt points to delivery points on the mainline as far south as Ignacio, Colorado. Approximately 243 MDth per day of the capacity was originally held by Pan-Alberta Gas under a contract that would have terminated on October 31, 2012 and approximately 98 MDth per day was previously sold on a short-term basis.
     In addition to providing greater opportunity for contract extensions for the short-term firm and Pan-Alberta capacity, the CHC Project provides direct access to additional natural gas supplies at the Meeker/White River Hub in the Piceance Basin for Northwest’s on-system and off-system markets. Northwest has entered into transportation agreements for approximately 363 MDth per day of capacity with terms ranging between eight and fifteen years at maximum rates for all of the short-term firm and Pan-Alberta capacity resulting in the successful re-contracting of the capacity out to 2018 and beyond. In April 2009, FERC issued a certificate approving the CHC Project, including the presumption of rolling in the costs of the project in any future rate case filed with the FERC.

Jackson Prairie Underground Expansion
     The Jackson Prairie Storage Project, connected to Northwest’s transmission system near Chehalis, Washington, is operated by Puget Sound Energy and is jointly owned by Northwest, Puget Sound Energy and Avista Corporation. A phased capacity expansion is currently underway and a deliverability expansion was placed in service on November 1, 2008.
     As a one-third owner of Jackson Prairie, in early 2006, Northwest held an open season for a new firm storage service based on its 100 MMcf per day share of the planned 2008 deliverability expansion and approximately 1.2 Bcf of its share of the working natural gas storage capacity expansion to be developed over approximately a six-year period from 2007 through 2012.
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
Sundance Trail Expansion
     In November 2009, Northwest received approval from FERC to construct approximately 16 miles of 30-inch loop between its existing Green River and Muddy Creek compressor stations in Wyoming as well as an upgrade to its existing Vernal compressor station, with service targeted to commence in November 2010. The total project is estimated to cost up to $65 million, including the cost of replacing the existing compression at Vernal, which will enhance the efficiency of Northwest’s system. Northwest executed a precedent agreement to provide 150 MDth per day of firm transportation service from the Greasewood and Meeker Hubs in Colorado for delivery to the Opal Hub in Wyoming. Northwest has proposed to collect its maximum system rates, and has received approval from FERC to roll-in the Sundance Trail Expansion costs in any future rate cases.
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
     In a 2007 proposed policy statement, FERC proposed to permit inclusion of publicly traded partnerships in the proxy group analysis relating to return on equity determinations in rate proceedings, provided that the analysis be limited to actual publicly traded partnership distributions capped at the level of the pipeline’s earnings. In 2008, FERC issued a final policy statement which rejected the concept of capping distributions in favor of an adjustment to the long-term growth rate used to calculate the equity cost of capital for publicly traded partnerships which are included in the proxy group. The effect of the application of FERC’s policy to Northwest’s future rate proceedings is not certain and Northwest cannot ensure that such application would not adversely affect its ability to achieve a reasonable level of return on equity.
     Pursuant to Northwest’s March 30, 2007 rate settlement, Northwest is required to file a new rate case to be effective no later than January 1, 2013.
Energy Policy Act of 2005
     On August 8, 2005, Congress enacted the Energy Policy Act of 2005 (“EP Act 2005”). Among other matters, EP Act 2005 amends the NGA to add an anti-manipulation provision that makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulations prescribed by FERC and provides FERC with additional civil penalty authority. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provision of EP Act 2005, and subsequently denied rehearing of that order. The rule makes it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, (i) to use or employ any device, scheme or artifice to defraud; (ii) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of natural gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction. The EP Act 2005 also amends the NGA and the Natural Gas Policy Act to give FERC authority to impose civil penalties for violations of the NGA up to $1,000,000 per day per violation for violations occurring after August 8, 2005. In connection with this enhanced civil penalty authority, FERC issued a policy statement on enforcement to provide guidance regarding the enforcement of the statutes, orders, rules and regulations it administers, including factors to be considered in determining the appropriate enforcement action to be taken. The anti-manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s enforcement authority. Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts.

Safety and Maintenance
     Northwest is subject to regulation by the United States Department of Transportation (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”), pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”) and the Pipeline Safety Improvement Act of 2002, which was reauthorized and amended by the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of natural gas pipeline facilities while the Pipeline Safety Improvement Act of 2002 establishes mandatory inspections for all United States oil and natural gas transportation pipelines, and some gathering lines in high consequence areas. PHMSA regulations implementing the Pipeline Safety Improvement Act of 2002 require pipeline operators to implement integrity management programs, which involve frequent inspections and other measures to ensure pipeline safety in “high consequence areas,” such as high population areas, areas unusually sensitive to environmental damage, and commercially navigable waterways. The PHMSA may assess fines and penalties for violations of these and other requirements imposed by its regulations.
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
     Northwest is subject to a number of federal laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”), and some comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. The OSHA hazard communication standard, the U.S. Environmental Protection Agency (“EPA”) community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes, require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities, and citizens.
Environmental Regulation
     General. Northwest’s natural gas transportation and storage operations are subject to extensive and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to Northwest’s operations, including:
•	requiring the acquisition of permits to conduct regulated activities;

•	restricting the manner in which Northwest can release materials into the environment;

•	imposing investigatory and remedial obligations to mitigate pollution from former or current operations;

•	assessing administrative, civil, and criminal penalties for failure to comply with applicable legal requirements; and

•	in certain instances, enjoining some or all of the operations of facilities deemed in non-compliance with permits issued pursuant to applicable laws and regulations.
     As with the industry generally, compliance with current and anticipated environmental laws and regulations increases Northwest’s overall cost of business, including its capital costs to construct, maintain and upgrade equipment and facilities. While these laws and regulations affect Northwest’s maintenance capital expenditures and net income, we believe that they do not affect Northwest’s competitive position in that the operations of Northwest’s competitors are similarly affected. Northwest believes that it is in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements will not have a material adverse effect on Northwest.
     The following is a discussion of some of the environmental laws and regulations that are applicable to natural gas transportation and storage activities and that may have a material impact on Northwest’s business.
     Waste Management. Northwest’s operations generate hazardous and non-hazardous solid wastes that are subject to the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and non-hazardous solid wastes. RCRA prohibits the disposal of certain hazardous wastes on land without prior treatment, and requires generators of wastes subject to land disposal restrictions to provide notification of pre-treatment requirements to disposal facilities that receive these wastes. Generators of hazardous wastes also must comply with certain standards for the accumulation and storage of hazardous wastes, as well as recordkeeping and reporting requirements applicable to hazardous waste storage and disposal activities. RCRA imposes fewer restrictions on the handling, storage and disposal of non-hazardous solid wastes, which includes certain wastes associated with the exploration and production of oil and natural gas. In the course of its operations, Northwest may generate petroleum hydrocarbon wastes and ordinary industrial wastes such as paint wastes, waste solvents, and waste compressor oils that may be regulated as hazardous solid wastes. Similarly, the Toxic Substances Control Act (“TSCA”), and analogous state laws impose requirements on the use, disposal and storage of various chemicals and chemical substances. In the course of its operations, Northwest may use chemicals and chemical substances that are regulated by TSCA.
     Site Remediation. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owner or operator of a site where a hazardous substance was released into the environment, and companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, such persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that were released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA, and in some cases third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs that they incur. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or wastes into the environment.
     Northwest currently owns or leases properties that for many years have been used for the transportation, compression, and storage of natural gas. Although Northwest typically used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons and wastes may have been disposed of or released on or under the properties owned or leased by it or on or under other locations where such substances have been taken for recycling or disposal. In addition, some of these properties may have been operated by third parties or by previous owners whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under Northwest’s control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, Northwest could be required to (i) remove previously disposed wastes, including waste disposed of by prior owners or operators; (ii) remediate contaminated property, including groundwater contamination, whether from prior owners or operators or other historic activities or spills; or (iii) perform remedial closure operations to prevent future contamination.
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
     Northwest has established systems and procedures to meet its reporting obligations under the Mandatory Reporting Rule related to greenhouse gas emissions issued by the EPA in late 2009. Also, certain states in which Northwest has operations have established reporting obligations. Northwest has not incurred significant capital investment to meet the obligations imposed by these new rules. The EPA is developing additional regulations that will expand the scope of the Mandatory Reporting Rule, with particular emphasis on natural gas operations. Northwest is participating directly and through trade associations in developmental aspects of that prospective rulemaking. It is likely that additional rules will be issued in 2010 which may expand Northwest’s reporting obligations as early as 2011. As those rules are still being developed, at this time Northwest is unable to estimate any capital investment that may be required to comply.
     Northwest may incur expenditures in the future for air pollution control equipment in connection with obtaining or maintaining operating permits and approvals for air emissions. For instance, Northwest may be required to supplement or modify its air emission control equipment and strategies due to changes in state implementation plans for controlling air emissions in regional non-attainment areas, or stricter regulatory requirements for sources of hazardous air pollutants. Northwest believes that any such future requirements imposed on it will not have a material adverse effect on its operations.
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
     Activities on Federal Lands. Natural gas transportation activities conducted on federal lands are subject to review and assessment under provisions of the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major federal agency actions having the potential to significantly impact the environment. In the course of such evaluations, agencies prepare Environmental Assessments, or more detailed Environmental Impact Statements, that assess the potential direct, indirect and cumulative impacts of a proposed project and which may be made available for public review and comment. Northwest’s current activities, as well as any proposed plans for future activities, on federal lands are subject to the requirements of NEPA.
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
Employees
     We do not have any employees. We are managed and operated by the directors and officers of our general partner. All of our executive management personnel are employees of Williams or one of its subsidiaries and will devote the portion of their time to our business and affairs that is required to manage and conduct our operations. The officers of Williams Pipeline GP LLC will likely devote substantially less than a majority of their time to our business. These officers will manage the day-to-day affairs of our business and operations. Northwest is operated by an affiliate of Williams’ pursuant to an operating agreement, and the employees who operate the Northwest assets are therefore not employees of ours.
Transactions with Affiliates
     Northwest engages in transactions with Williams and other Williams subsidiaries. See Part II, Item 8. Financial Statements and Supplementary Data — Northwest Pipeline GP Notes to Consolidated Financial Statements: 1. Summary of Significant Accounting Policies and 9. Transactions with Major Customers and Affiliates and Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.
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
     All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	The levels of cash distributions to unitholders;

•	Rate case filings; and

•	Natural gas prices and demand.
     Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Limited partner units are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the risk factors discussed below in addition to the other information in this report. If any of the following risks were actually to occur, our business, results of operations and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline and unitholders could lose all or part of their investment. Many of the factors that could adversely affect our business, results of operations and financial condition are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:
•	Whether we have sufficient cash from operations to enable us to maintain current levels of cash distributions or to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner;

•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on Northwest’s customers and suppliers);

•	The strength and financial resources of our and Northwest’s competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities, litigation and rate proceedings;

•	Northwest’s costs for defined benefit pension plans and other postretirement benefit plans;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Northwest’s exposure to the credit risk of its customers;

•	Risks related to strategy and financing, including restrictions stemming from Northwest’s debt agreements, future changes in Northwest’s credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism; and

•	Additional risks described in our filings with the SEC.
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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors are described in the following section.
RISK FACTORS
     You should carefully consider the following risk factors in addition to the other information in this report. Each of these factors could adversely affect our business, operating results, and financial condition as well as adversely affect the value of an investment in our securities.
Risks Relating to Recent Developments
The current trading price of our common units has been impacted by the announcement of Williams Partners of its intention to engage in an exchange offer for our common units at a fixed exchange ratio, and we do not know what the impact on the trading price of our common units will be when the other terms of the exchange offer are announced or if Williams Partners does not launch such exchange offer or does not consummate such exchange offer once launched.
     Since the announcement by Williams Partners of its intention to launch an exchange offer for our common units described above under “Recent Developments” at a fixed exchange ratio of 0.7584 common units of Williams Partners for each of our common units, our common units have traded in a range that reflects that exchange ratio. We do not know whether such exchange offer will be launched, and if it is launched, what the other terms and conditions of the exchange offer will be. There can be no assurance that Williams Partners will launch the exchange offer. We do not know what the impact on the trading price of our common units will be when the other terms of the exchange offer are announced or if Williams Partners does not commence the exchange offer or does not consummate the exchange offer once launched because any of the conditions to the offer have not been satisfied.
If the Williams Partners’ exchange offer is consummated, it may have a negative impact on the trading market and price of our common units or result in the purchase of your units for cash by our General Partner.
     If the exchange offer of Williams Partners described above under “Recent Developments” is consummated, depending on the number of common units exchanged, the trading market for our common units that remain outstanding after the expiration of the exchange offer will become less liquid because there will be a smaller number of units outstanding and available for trading (a smaller “float”). To the extent that the float is reduced, such reduced float may negatively impact the market for, and the price of, our common units and make the trading price of our units more volatile.
     In addition, if Williams Partners acquires sufficient common units in the exchange offer so that it and its affiliates own more than 75 percent of our common units, it will have the right to exercise the “cash call” provision in our Agreement of Limited Partnership, which will allow it to acquire all remaining outstanding common units at a price based on then current market prices or prices it had previously paid to acquire units.
The Dropdown may significantly decrease the amount of natural gas transportation and storage assets that Williams would otherwise have had available to contribute to us.
     Williams recently transferred a substantial majority of its natural gas transportation assets in the Dropdown to another publicly traded limited partnership controlled by Williams and incurred substantial expenses in connection with the Dropdown. As a result, the possibility that any of such assets would be further dropped down to us as an avenue for our future growth has been substantially diminished. While we still may be able to grow organically or through third party acquisitions, the pace of such growth will likely be slower than if we could obtain the contribution of assets to us by Williams.

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
Future disruptions in the global credit markets may make equity and debt markets less accessible, create a shortage in the availability of credit and lead to credit market volatility.
     In 2008, public equity markets experienced significant declines and global credit markets experienced a shortage in overall liquidity and a resulting disruption in the availability of credit. Future disruptions in the global financial marketplace, including the bankruptcy or restructuring of financial institutions, could make equity and debt markets inaccessible and adversely affect the availability of credit already arranged and the availability and cost of credit in the future. Northwest has availability under their New Credit Facility, but its ability to borrow under that facility could be impaired if one or more of its lenders fails to honor its contractual obligation to lend to Northwest.
     As a publicly traded partnership, these developments could significantly impair our ability to make acquisitions or finance growth projects. We distribute all of our available cash to our unitholders on a quarterly basis. We typically rely upon external financing sources, including the issuance of debt and equity securities and bank borrowings, to fund acquisitions or expansion capital expenditures. Any limitations on our access to external capital, including limitations caused by illiquidity or volatility in the capital markets, may impair our ability to complete future acquisitions and construction projects on favorable terms, if at all. As a result, we may be at a competitive disadvantage as compared to businesses that reinvest all of their available cash to expand ongoing operations, particularly under current economic conditions.
Adverse economic conditions could negatively affect our results of operations.
     A slowdown in the economy has the potential to negatively impact our business in many ways. Included among these potential negative impacts are reduced demand and lower prices for Northwest’s products and services, increased difficulty in collecting amounts owed to Northwest by its customers and a reduction in Northwest’s credit ratings (either due to tighter rating standards or the negative impacts described above), which could result in reducing Northwest’s and our access to credit markets, raising the cost of such access or requiring Williams, Northwest or us to provide additional collateral to third parties.
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

We and Williams Partners jointly control Northwest. As a result, we cannot independently control the amount of cash we will receive from Northwest, and we may be required to contribute significant cash to fund Northwest’s operations.
     Our 35 percent general partnership interest in Northwest is our sole asset and therefore Northwest generates substantially all of our cash available for distribution. As a result, our performance is substantially dependent on Northwest’s distributions to us. The ownership of Northwest is shared between us and Williams Partners. Accordingly, we cannot independently control the amount of cash distributed to us, nor can we independently control ongoing operational decisions, including the incurrence of capital expenditures that we may be required to fund. More specifically:
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
     Northwest’s operations are subject to all the risks and hazards typically associated with the transportation and storage of natural gas. These operating risks include, but are not limited to:
•	fires, blowouts, cratering and explosions;

•	uncontrolled releases of natural gas;

•	pollution and other environmental risks;

•	natural disasters;

•	aging pipeline infrastructure and mechanical problems;

•	damages to pipelines and pipeline blockages;

•	operator error;

•	damage inadvertently caused by third party activity, such as operation of construction equipment; and

•	terrorist attacks or threatened attacks on Northwest’s facilities or those of other energy companies.
     These risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of Northwest’s operations and substantial losses to Northwest and us. In accordance with customary industry practice, Northwest maintains insurance against some, but not all of these risks and losses, and only at levels they believe to be appropriate. The location of certain segments of Northwest’s pipeline in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the damages resulting from these risks. In spite of any precautions taken, an event such as those described above could cause considerable harm to people or property and could have a material adverse effect on Northwest’s and our financial condition and results of operations particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to Northwest’s customers. Such circumstances, including those arising from maintenance and repair activities, could result in service interruptions on segments of Northwest’s pipeline infrastructure. Potential customer impacts arising from service interruptions on segments of Northwest’s pipeline infrastructure could include limitations on the pipeline’s ability to satisfy customer requirements, obligations to provide reservations charge credits to customers in times of constrained capacity, and solicitation of existing customers by others for potential new pipeline projects that would compete directly with existing services. Such circumstances could adversely impact Northwest’s ability to meet contractual obligations and retain customers, with a resulting negative impact on Northwest’s business, financial condition, results of operations and cash flows, and on our ability to make distributions to you.
Increased competition from alternative natural gas transportation and storage options and alternative fuel sources could have a significant financial impact on Northwest and us.
     Northwest competes primarily with other interstate pipelines and storage facilities in the transportation and storage of natural gas. Some of Northwest’s competitors may have greater financial resources and access to greater supplies of natural gas than Northwest does. Some of these competitors may expand or construct transportation and storage systems that would create additional competition for natural gas supplies or the services Northwest provides to its customers. Moreover, Williams Partners and its affiliates, including Williams, may not be limited in their ability to compete with Northwest or us. Further, natural gas also competes with other forms of energy available to Northwest’s customers, including electricity, coal, fuel oils and other alternative energy sources.
     The principal elements of competition among natural gas transportation and storage assets are rates, terms of service, access to natural gas supplies, flexibility and reliability. FERC’s policies promoting competition in natural gas markets could have the effect of increasing the natural gas transportation and storage options for Northwest’s traditional customer base. As a result, Northwest could experience some “turnback” of firm capacity as the primary terms of existing agreements expire. If Northwest is unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, Northwest or its remaining customers may have to bear the costs associated with the turned back capacity. Increased competition could reduce the amount of transportation or storage capacity contracted on Northwest’s system or, in cases where it does not have long-term fixed rate contracts, could force Northwest to lower its transportation or storage rates. Competition could intensify the negative impact of factors that significantly decrease demand for natural gas or increase the price of natural gas in the markets served by Northwest’s pipeline system, such as competing or alternative forms of energy, a regional or national recession or other adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the price of natural gas or limit the use of, or increase the demand for, natural gas. Northwest’s ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of Northwest’s competitors. Please read Part I, Item 1. Business — Northwest’s Competition. All of these competitive pressures could have a material adverse effect on Northwest’s business, financial condition, results of operations and cash flows, and on our ability to make distributions to you.
Northwest may not be able to maintain or replace expiring natural gas transportation and storage contracts at favorable rates or on a long-term basis.
     Northwest’s primary exposure to market risk occurs at the time the terms of existing transportation and storage contracts expire and are subject to termination. Although none of Northwest’s material contracts are terminable in 2010, upon expiration of the terms, Northwest may not be able to extend contracts with existing customers to obtain replacement contracts at favorable rates or on a long-term basis.
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

Competitive pressures could lead to decreases in the volume of natural gas contracted or transported through Northwest’s pipeline system.
     Although most of Northwest’s pipeline system’s current capacity is fully contracted, FERC has taken certain actions to strengthen market forces in the natural gas pipeline industry that have led to increased competition throughout the industry. In a number of key markets, interstate pipelines are now facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on considerations other than location. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as Northwest’s pipeline system. Any such new pipelines could offer transportation services that are more desirable to shippers because of locations, facilities, or other factors. These pipelines could charge rates or provide service to locations that would result in greater net profit for shippers and producers and thereby force Northwest to lower the rates charged for service on its pipeline in order to extend its existing transportation service agreements or to attract new customers. Northwest is aware of proposals by competitors to expand pipeline capacity in certain markets it also serves which, if the proposed projects proceed, could increase the competitive pressure upon Northwest. There can be no assurance that Northwest will be able to compete successfully against current and future competitors and any failure to do so could have a material adverse effect on Northwest’s business and results of operations and cash flows, and on our ability to make distributions to you.
Northwest’s natural gas transportation and storage operations are subject to regulation by FERC, which could have an adverse impact on its ability to establish transportation and storage rates that would allow it to recover the full cost of operating its pipeline, including a reasonable rate of return, and on our ability to make distributions to you.
     Northwest’s interstate natural gas transportation and storage operations are subject to federal, state and local regulatory authorities. Specifically, its interstate pipeline transportation and storage services and related assets are subject to regulation by FERC. The federal regulation extends to such matters as:
•	transportation of natural gas in interstate commerce;

•	rates, operating terms and conditions of service, including initiation and discontinuation of services;

•	the types of services Northwest may offer to its customers;

•	certification and construction of new facilities;

•	acquisition, extension, disposition or abandonment of facilities;

•	accounts and records;

•	depreciation and amortization policies;

•	relationships with marketing functions within Williams involved in certain aspects of the natural gas business; and

•	market manipulation in connection with interstate sales, purchases or transportation of natural gas.
     Under the Natural Gas Act, or NGA, FERC has authority to regulate interstate providers of natural gas pipeline transportation and storage services, and such providers may only charge rates that have been determined to be just and reasonable by FERC. In addition, FERC prohibits providers from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.
     Regulatory actions in these areas can affect Northwest’s business in many ways, including decreasing tariff rates and revenues, decreasing volumes in Northwest’s pipelines, increasing Northwest’s costs and otherwise altering the profitability of Northwest’s business.

     The FERC’s Standards of Conduct govern the relationship between natural gas transmission providers and their marketing function employees as defined by the rule. The standards of conduct are intended to prevent natural gas transmission providers from preferentially benefiting gas marketing functions by requiring the employees of a transmission provider that perform transmission functions to function independently from marketing function employees and by restricting the information that transmission providers may provide to gas marketing employees. The inefficiencies created by the restrictions on the sharing of employees and information may increase Northwest’s costs, and the restrictions on the sharing of information may have an adverse impact on the ability of Northwest’s senior management to effectively obtain important information about its business. Violators of the rules are subject to potentially substantial civil penalty assessments.
     The rates, terms and conditions for Northwest’s interstate pipeline and storage services are set forth in its FERC-approved tariff. Pursuant to the terms of Northwest’s most recent rate settlement agreement, Northwest must file a new rate case to become effective not later than January 1, 2013. Any successful complaint or protest against Northwest’s rates could have an adverse impact on Northwest’s revenues associated with providing transportation and storage services.
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
     There is a risk that the rates set by FERC will be inadequate to cover increases in operating costs or to sustain an adequate return on capital investments. There is also the risk that higher rates will cause Northwest’s customers to look for alternative ways to transport their natural gas.
The outcome of future rate cases will determine the amount of income taxes that Northwest will be allowed to recover.
     In May 2005, FERC issued a statement of general policy permitting a pipeline to include in its cost-of-service computations an income tax allowance provided that an entity or individual has an actual or potential income tax liability on income from the pipeline’s public utility assets. The extent to which owners of pipelines have such actual or potential income tax liability will be reviewed by FERC on a case-by-case basis in rate cases where the amounts of the allowances will be established.
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
     Certain inquiries, investigations and court proceedings are ongoing. Northwest might see adverse effects continue as a result of the uncertainty of these ongoing inquiries and proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, Northwest cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against Northwest, civil or criminal fines or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of Northwest’s business and revenues and net income or increase Northwest’s operating costs in other ways. Current legal proceedings or other matters against Northwest including environmental matters, suits, regulatory appeals and similar matters might result in adverse decisions against Northwest. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.

Any significant decrease in supplies of natural gas in Northwest’s areas of operation could adversely affect its business and operating results and reduce our cash available for distribution to unitholders.
     Northwest’s business is dependent on the continued availability of natural gas production and reserves. The development of the additional natural gas reserves requires significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to Northwest’s pipeline system. Low prices for natural gas, regulatory limitations, including environmental regulations, or the lack of available capital for these projects could adversely affect the development and production of additional reserves, as well as gathering, storage, pipeline transmission and import and export of natural gas supplies, adversely impacting Northwest’s ability to fill the capacities of its transmission facilities.
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
     If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins, if natural gas supplies are diverted to serve other markets, or if environmental regulators restrict new natural gas drilling, the overall volume of natural gas transported and stored on Northwest’s system would decline, which could have a material adverse effect on Northwest’s business, financial condition and results of operations, and on our ability to make distributions to you.
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
Some portions of Northwest’s current pipeline infrastructure and other assets have been in use for many decades, which may adversely affect its business and our ability to make distributions to you.
     Some portions of Northwest’s assets, including its pipeline infrastructure, have been in use for many decades. The current age and condition of Northwest’s assets could result in a material adverse impact on Northwest’s business, financial condition and results of operations and on our ability to make distributions to you if the costs of maintaining its facilities exceed current expectations.
The failure of new sources of natural gas production or LNG import terminals to be successfully developed in North America could increase natural gas prices and reduce the demand for Northwest’s services.
     New sources of natural gas production in the United States and Canada, particularly in areas of shale development are expected to become an increasingly significant component of future natural gas supplies in North America. Additionally, increases in LNG supplies are expected to be imported through new LNG import terminals, particularly in the Gulf Coast region. If these additional sources of supply are not developed, natural gas prices could increase and cause consumers of natural gas to turn to alternative energy sources which could have a material adverse effect on Northwest’s business, financial condition, results of operations and cash flows, and on our ability to make distributions to you.
Northwest depends on certain key customers for a significant portion of its revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in Northwest’s business and our cash available to make distributions to you.
     Northwest relies on a limited number of customers for a significant portion of its revenues. For the year ended December 31, 2009, Northwest’s two largest customers was Puget Sound Energy, Inc. and Northwest Natural Gas Company. These customers accounted for approximately 33.1 percent of Northwest’s operating revenues for the year ended December 31, 2009. The loss of even a portion of Northwest’s contracted volumes, as a result of competition, creditworthiness, inability to negotiate contract extensions or replacements of contracts or otherwise, could have a material adverse effect on Northwest’s business, financial condition, results of operations and cash flows, and on our ability to make distributions to you, unless Northwest is able to acquire comparable revenues from other sources.
If third-party pipelines and other facilities interconnected to Northwest’s pipeline and facilities become unavailable to transport natural gas, Northwest’s revenues and our ability to make distributions to you could be adversely affected.
     Northwest depends upon third-party pipelines and other facilities that provide delivery options to and from its pipeline and storage facilities. Because Northwest does not own these third-party pipelines or facilities, their continuing operation is not within Northwest’s control. If these pipelines or other facilities were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines or facilities, reduced operating pressures, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities or other causes, Northwest and its customers would have reduced capacity to transport, store or deliver natural gas to end use markets, thereby reducing its revenues. Further, although there are laws and regulations designed to encourage competition in wholesale market transactions, some companies may fail to provide fair and equal access to their transportation systems or may not provide sufficient transportation capacity for other market participants. Any temporary or permanent interruption at any key pipeline interconnect causing a material reduction in volumes transported on Northwest’s pipeline or stored at Northwest’s facilities could have a material adverse effect on Northwest’s business, financial condition, results of operations and cash flows, and on our ability to make distributions to you.
Northwest is exposed to the credit risk of its customers, and its credit risk management may not be adequate to protect against such risk.
     Northwest is subject to the risk of loss resulting from nonpayment and/or nonperformance by its customers in the ordinary course of its business. Generally Northwest’s customers are rated investment grade, are otherwise considered creditworthy, or are required to make pre-payments or provide security to satisfy credit concerns. However, Northwest’s credit procedures and policies may not be adequate to fully eliminate customer credit risk. Northwest cannot predict to what extent its business would be impacted by deteriorating conditions in the economy, including declines in Northwest’s customers’ creditworthiness. If Northwest fails to adequately assess the creditworthiness of existing or future customers, unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause Northwest to write down or write off doubtful accounts. Such write-downs or write-offs could negatively affect Northwest’s operating results for the period in which they occur, and, if significant, could have a material adverse effect on its business, results of operations, cash flows and financial condition.

Northwest’s debt agreements and Williams’and Williams Partners’ public indentures contain financial and operating restrictions that may limit Northwest’s access to credit and affect its ability to operate its business. In addition, Northwest’s ability to obtain credit in the future will be affected by Williams’ and Williams Partners’ credit ratings.
     Northwest’s public indentures contain various covenants that, among other things, limit its ability to grant certain liens to support indebtedness, merge, or sell substantially all of its assets. In addition, Northwest’s new credit facility entered into as part of Williams’ restructuring (“New Credit Facility”) contains certain financial covenants and restrictions on its ability and its subsidiaries’ ability to incur indebtedness, to consolidate or allow any material change in the nature of its business, enter into certain affiliate transactions, and make certain distributions during an event of default. These covenants could adversely affect Northwest’s ability to finance its future operations or capital needs or engage in, expand or pursue its business activities and prevent it from engaging in certain transactions that might otherwise be considered beneficial to them. Northwest’s ability to comply with these covenants may be affected by events beyond their control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, Northwest’s current assumptions about future economic conditions turn out to be incorrect or unexpected events occur, Northwest’s ability to comply with these covenants may be significantly impaired.
     Williams’ and Williams Partners’ public indentures contain covenants that restrict their and Northwest’s ability to incur liens to support indebtedness. These covenants could adversely affect Northwest’s ability to finance its future operation or capital needs or engage in, expand or pursue its business activities and prevent them from engaging in certain transactions that might otherwise be considered beneficial to them. Williams’ and Williams Partners’ ability to comply with the covenants contained in their respective debt instruments may be affected by events beyond Northwest’s, Williams’ and Williams Partners’ control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, Williams’ or Williams Partners’ ability to comply with these covenants may be negatively impacted.
     Northwest’s failure to comply with the covenants in its debt agreements could result in events of default. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. Certain payment defaults or an acceleration under Northwest’s public indentures or other material indebtedness could cause a cross-default or cross-acceleration of Northwest’s New Credit Facility. Such a cross-default or cross-acceleration could have a wider impact on Northwest’s liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if Northwest’s New Credit Facility cross-defaults, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding to Northwest, Northwest may not have sufficient liquidity to repay amounts outstanding under such debt agreements. For more information regarding Northwest’s debt agreements, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity of Northwest.
      Substantially all of Williams’ and Williams Partners’ operations are conducted through their respective subsidiaries. Williams’ and Williams Partners’ cash flows are substantially derived from loans, dividends and distributions paid to it by their respective subsidiaries, including Williams Gas Pipeline Company, LLC (“WGP”), Northwest’s majority partner. Williams’ and Williams Partners’ cash flows are typically utilized to service debt and pay dividends or distributions on their equity, with the balance, if any, reinvested in their respective subsidiaries as loans or contributions to capital. Due to Northwest’s relationship with Williams and Williams Partners, its ability to obtain credit will be affected by Williams’ and Williams Partners’ credit ratings. If Williams and Williams Partners were to experience deterioration in their respective credit standing or financial condition, Northwest’s access to credit and its ratings could be adversely affected. Any future downgrading of a Williams’ and Williams Partners’ credit rating would likely also result in a downgrading of Northwest’s credit rating. A downgrading of a Williams’ and Williams Partners’ credit rating could limit Northwest’s ability to obtain financing in the future upon favorable terms, if at all.
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
     There is a growing belief that emissions of greenhouse gases may be linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of greenhouse gases have the potential to affect Northwest’s business in many ways, including negatively impacting the costs it incurs in providing products and services, the demand for and consumption of its products and services (due to change in both costs and weather patterns), and the economic health of the regions in which Northwest operates, all of which can create financial risks.
Northwest’s operations are subject to governmental laws and regulations relating to the protection of the environment, including those relating to climate change, which may expose them to significant costs and liabilities and could exceed current expectations.
     The risk of substantial environmental costs and liabilities is inherent in natural gas transportation and storage operations, and Northwest may incur substantial environmental costs and liabilities in the performance of these types of operations. Northwest’s operations are subject to extensive federal, state and local environmental laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. For a description of these laws and regulations, please see Part I, Item 1. Business — Regulatory Matters — Environmental Regulation.
     These laws and regulations may impose numerous obligations that are applicable to Northwest’s operations including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to limit or prevent releases of materials from its pipeline and facilities, and the imposition of substantial costs and penalties for spills, releases and emissions of various regulated substances into the environment resulting from those operations. Various governmental authorities, including the U.S. Environmental Protection Agency and analogous state agencies, and the United States Department of Homeland Security have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, and the issuance of injunctions limiting or preventing some or all of Northwest’s operations.
     There is inherent risk of incurring significant environmental costs and liabilities in Northwest’s business, some of which may be material due to Northwest’s handling of petroleum hydrocarbons and wastes, the occurrence of air emissions and water discharges related to the operations, and historical industry operations and waste disposal practices. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including CERCLA, RCRA and analogous state laws, and in connection with spills or releases of natural gas and wastes on, under, or from Northwest’s properties and facilities. Private parties, including the owners of properties through which Northwest’s pipeline passes and facilities where Northwest’s wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from Northwest’s operations. In addition, increasingly strict laws, regulations and enforcement policies could materially increase Northwest’s compliance costs and the cost of any remediation that may become necessary. Northwest’s insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against Northwest.
     Northwest’s business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. Also, Northwest might not be able to obtain or maintain from time to time all required environmental regulatory approvals, or if Northwest fails to obtain and comply with them, the operation of its facilities could be prevented or become subject to additional costs resulting in potentially material adverse consequences to Northwest’s business financial condition, results of operations and cash flows, and on our ability to make distributions to you.
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
     Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHGs”), may be contributing to warming of the earth’s atmosphere, and various governmental bodies have considered legislative and regulatory responses in this area. Legislative and regulatory responses related to GHGs and climate change create the potential for financial risk. The United States Congress and certain states have for some time been considering various forms of legislation related to GHG emissions. There have also been international efforts seeking legally binding reductions in emissions of GHGs. In addition, increased public awareness and concern may result in more state, federal, and international proposals to reduce or mitigate the emission of GHGs.
     Several bills have been introduced in the United States Congress that would compel GHG emission reductions. On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act” which is intended to decrease annual GHG emissions through a variety of measures, including a “cap and trade” system which limits the amount of GHGs that may be emitted and incentives to reduce the nation’s dependence on traditional energy sources. The U.S. Senate is currently considering similar legislation, and numerous states have also announced or adopted programs to stabilize and reduce GHGs. In addition, on December 7, 2009, the EPA issued a final determination that six GHGs are a threat to public safety and welfare. This determination could ultimately lead to the direct regulation of GHG emissions in our industry under the Clean Air Act. While it is not clear whether or when any federal or state climate change laws or regulations will be passed, any of these actions could result in increased costs to (i) operate and maintain Northwest’s facilities, (ii) install new emission controls on Northwest’s facilities, and (iii) administer and manage any GHG emissions program. If Northwest is unable to recover or pass through a significant level of its costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on Northwest’s results of operations and on our ability to make distributions to you. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact Northwest’s costs of and access to capital.
Northwest does not own all of the land on which its pipeline and facilities are located, which could disrupt its operations.
     Northwest does not own all of the land on which its pipeline and facilities have been constructed. As such, we are subject to the possibility of increased costs to retain necessary land use. Northwest obtains, in certain circumstances, the rights to construct and operate its pipeline on land owned by third parties and governmental agencies for a specific period of time. In addition, some of Northwest’s facilities cross Native American lands pursuant to rights-of-way of limited term. Northwest does not have the right of eminent domain over land owned by Native American tribes. Northwest’s loss of any of these rights, through its inability to renew right of way contracts or otherwise, could have a material adverse effect on its business, financial condition, results of operations and cash flows, and on our ability to make distributions to you.
Northwest’s allocation from Williams for costs for its defined benefit pension plans and other postretirement benefit plans are affected by factors beyond Northwest’s and Williams’ control.
     As Northwest has no employees, employees of Williams and its affiliates provide services to Northwest. As a result, Northwest is allocated a portion of Williams’ costs in defined benefit pension plans covering substantially all of Williams’ or its affiliates’ employees providing services to Northwest, as well as a portion of the costs of other postretirement benefit plans covering certain eligible participants providing services to Northwest. The timing and amount of Northwest’s allocations under the defined benefit pension plans depend upon a number of factors Williams controls, including changes to pension plan benefits, as well as factors outside of Williams’ control, such as asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase Northwest’s allocations could have a significant adverse effect on Northwest’s financial condition, results of operations and cash flows, and on our ability to make distributions to you.
We and Northwest do not insure against all potential losses and could be seriously harmed by unexpected liabilities or by the inability of the insurers we do use to satisfy our claims.
     We and Northwest are not fully insured against all risks inherent to our businesses, including environmental accidents that might occur. In addition, neither we nor Northwest maintain business interruption insurance in the type and amount to cover all possible risks of loss. Williams currently maintains excess liability insurance with limits of $610 million per occurrence and in the aggregate annually and a deductible of $2 million per occurrence. This insurance covers Williams, its subsidiaries and certain of its affiliates, including us and Northwest for legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability for full limits, with the first $135 million of insurance also providing gradual pollution liability coverage for natural gas and natural gas liquids operations. Pollution liability coverage excludes: release of pollutants subsequent to their disposal; release of substances arising from the combustion of fuels that result in acidic deposition, and testing, monitoring, clean-up, containment, treatment or removal of pollutants from property owned, occupied by, rented to, used by or in the care, custody or control of Williams and its affiliates.
     Williams does not insure onshore underground pipelines for physical damage, except at river crossings and at certain locations such as compressor stations. Williams maintains coverage of $300 million per occurrence for physical damage to onshore assets and resulting business interruption caused by terrorist acts. Also, all of Williams’ insurance is subject to deductibles. If a significant accident or event occurs for which we or Northwest are not fully insured, it could adversely affect Northwest’s or our operations and financial condition. We or Northwest may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. Changes in the insurance markets subsequent to hurricane losses have impacted named windstorm insurance coverage, rates and availability for Gulf of Mexico area exposures, and we or Northwest may elect to self insure a portion of our asset portfolio. We cannot assure you that we or Northwest will in the future be able to obtain the levels or types of insurance we or Northwest would otherwise have obtained prior to these market changes or that the insurance coverage we or Northwest do obtain will not contain large deductibles or fail to cover certain hazards or cover all potential losses. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on Northwest’s and our business, financial condition, results of operations and cash flows, and on our ability to make distributions to you.
     In addition, certain insurance companies that provide coverage to Northwest and us, including American International Group, Inc., have experienced negative developments that could impair their ability to pay any potential claims. As a result, we and Northwest could be exposed to greater losses than anticipated and replacement insurance may have to be obtained at a greater cost, if available.
Execution of Northwest’s capital projects subjects them to construction risks, increases in labor costs and materials, and other risks that may adversely affect financial results.
     A significant portion of Northwest’s growth is accomplished through the construction of new transportation and storage facilities as well as the expansion of existing facilities. Construction of these facilities is subject to various regulatory, development and operational risks, including:
•	the ability to obtain necessary approvals and permits by regulatory agencies on a timely basis and on acceptable terms;

•	the availability of skilled labor, equipment, and materials to complete expansion projects;

•	potential changes in federal, state and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project;

•	impediments on Northwest’s ability to acquire rights-of-way or land rights on a timely basis and on acceptable terms;

•	the ability to construct projects within estimated costs, including the risk of cost overruns resulting from inflation or increased costs of equipment, materials, labor or other factors beyond Northwest’s control, that may be material; and

•	the ability to access capital markets to fund construction projects.
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
     Northwest’s assets and operations can be adversely affected by floods, earthquakes, landslides, tornadoes and other natural phenomena and weather conditions, including extreme temperatures, making it more difficult for Northwest to realize the historic rates of return associated with these assets and operations and adversely affecting our ability to make distributions to you. Insurance may be inadequate, and in some instances, Northwest has been unable to obtain insurance on commercially reasonable terms or insurance may not be available. A significant disruption in operations or a significant liability for which Northwest was not fully insured could have a material adverse effect on its business, results of operations and financial condition, and on our ability to make distributions to you.

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
     Some studies indicate a high failure rate of outsourcing relationships. Although Williams has taken steps to build a cooperative and mutually beneficial relationship with its outsourcing providers and to closely monitor their performance, a deterioration in the timeliness or quality of the services performed by the outsourcing providers or a failure of all or part of these relationships could lead to loss of institutional knowledge and interruption of services necessary for Northwest to be able to conduct its business. The expiration of such agreements or the transition of services between providers could lead to similar losses of institutional knowledge or disruptions.
     Certain of Northwest’s accounting, information technology, application development, and help desk services are currently provided by Williams’ outsourcing provider from service centers outside of the United States. The economic and political conditions in certain countries from which Williams’ outsourcing providers may provide services to Northwest present similar risks of business operations located outside of the United States, including risks of interruption of business, war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law or tax policy, that are greater than in the United States.
Potential changes in accounting standards might cause us to revise our financial results and disclosures in the future, which might change the way analysts measure our business or financial performance.
     Regulators and legislators continue to take a renewed look at accounting practices, financial disclosures, companies’ relationships with their independent registered public accounting firms and retirement plan practices. We cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or the energy industry or in our operations specifically. In addition, the Financial Accounting Standards Board (“FASB”), the SEC or FERC could enact new accounting standards or FERC orders that might impact how we are required to record revenues, expenses, assets, liabilities and equity.
Risks Inherent in an Investment in Us
Williams Partners controls our general partner, which has sole responsibility for conducting our business and managing our operations. Williams Partners, our general partner, and their respective affiliates have conflicts of interest with us and limited fiduciary duties, and they may favor their own interests to the detriment of our unitholders.
     Williams Partners owns and controls our general partner and appoints all of the directors of our general partner. All of the executive officers and certain directors of our general partner are officers and/or directors of Williams and its affiliates, including Williams Partners’ general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Williams Partners. Therefore, conflicts of interest may arise between Williams and its affiliates, including our general partner and Williams Partners, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts, include, among others, the following factors:
•	neither our partnership agreement nor any other agreement requires Williams or its affiliates to pursue a business strategy that favors us;

•	all of the executive officers and certain of the directors of our general partner are also officers and/or directors of Williams and Williams Partners’ general partner, and these persons will also owe fiduciary duties to those entities;

•	our general partner is allowed to take into account the interests of parties other than us, such as Williams and its affiliates, in resolving conflicts of interest;

•	Williams Partners owns the remaining 65 percent general partnership interest in Northwest;

•	Williams Partners owns common and subordinated units representing an aggregate 45.7 percent limited partner interest in us, and if a vote of limited partners is required, Williams Partners will be entitled to vote its units in accordance with its own interests, which may be contrary to our interests or your interests;

•	our general partner may make a determination to receive a quantity of our Class B common units and additional general partner units in exchange for resetting the target distribution levels related to its incentive distribution rights without the approval of the conflicts committee of our general partner or our unitholders;

•	all of the executive officers and certain of the directors of our general partner will devote significant time to the business of Williams and/or Williams Partners, and will be compensated by Williams for the services rendered to them;

•	our general partner determines the amount and timing of our cash reserves, asset purchases and sales, borrowings and issuances of additional partnership securities, each of which can affect the amount of cash that is distributed to unitholders;

•	our general partner determines the amount and timing of any capital expenditures and, based on the applicable facts and circumstances, whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure or investment capital expenditure, neither of which reduces operating surplus. This determination can affect the amount of cash that is distributed to our unitholders, including distributions on our subordinated units, and to our general partner with respect to its incentive distribution rights, as well as the ability of the subordinated units to convert to common units;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	in some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or from entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, is required to be indemnified by us;

•	our general partner may exercise its limited right to call and purchase all common units not owned by it and its affiliates if they own more than 75 percent of the common units;

•	our general partner controls the enforcement of obligations owed to us by it and its affiliates; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

The credit and risk profile of our general partner, Williams Partners and Williams, could adversely affect our or Northwest’s credit ratings, which could increase our or Northwest’s borrowing costs or hinder our or Northwest’s ability to raise capital.
     The credit and business risk profiles of our general partner, Williams Partners and Williams may be factors considered in credit evaluations of us and Northwest. This is because these entities control our business activities, including our cash distribution policy, acquisition strategy and business risk profile. A decline in Williams’ credit rating, such as occurred in 2002, or the in the credit rating of Williams Partners could adversely affect Northwest and us.
     If we were to seek a credit rating in the future, our credit rating may be adversely affected by the leverage of our general partner, Northwest, Williams Partners or Williams, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service may consider the leverage and credit profile of these entities because of their ownership interest in and control of us and the strong operational links between them and us. If the debt levels of these entities adversely impact our or Northwest’s credit rating, it could increase our or its cost of borrowing or hinder our or its ability to raise financing in the capital markets, which would impair our or its ability to grow our or its business and make distributions.
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

Affiliates of our general partner, including Williams and Williams Partners are not limited in their ability to compete with Northwest or us. Williams is also not obligated to offer us the opportunity to acquire additional assets or businesses from it, which could limit our commercial activities or our ability to grow. In addition, all of the executive officers and certain of the directors of our general partner are also officers and/or directors of Williams and Williams Partners’ general partner, and these persons will also owe fiduciary duties to those entities.
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
     Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner, including the independent directors, will be chosen entirely by Williams Partners and not by the unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders. Furthermore, if the unitholders become dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Northwest owns its system in fee simple. However, a substantial portion of that system is constructed and maintained on and across properties owned by others pursuant to rights-of-way, easements, permits, licenses or consents. Northwest’s compressor stations, with associated facilities, are located in whole or in part upon lands owned by it and upon sites held under leases or permits issued or approved by public authorities. Land owned by others, but used by Northwest under rights-of-way, easements, permits, leases, licenses, or consents, includes land owned by private parties, federal, state and local governments, quasi-governmental agencies, or Native American tribes. The Plymouth LNG facility is located on lands owned in fee simple by Northwest. Various credit arrangements restrict the sale or disposal of a major portion of Northwest’s pipeline system. Northwest leases its corporate offices in Salt Lake City, Utah.
     Williams owns its corporate offices in Tulsa, Oklahoma. We do not own or lease any properties of our own.
Item 3. Legal Proceedings
     The information called for by this item is provided in Part II, Item 8. Financial Statements and Supplementary Data — Northwest Pipeline GP Notes to the Consolidated Financial Statements: Note 4. Contingent Liabilities and Commitments — Legal Proceedings, which information is incorporated into this Item 3 by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Information
     Our equity consists of a 2 percent general partner interest and a 98 percent limited partner interest. Our limited partner interests are represented by our common units, which are listed on the New York Stock Exchange (“NYSE”) under the trading symbol “WMZ.” The following table sets forth the high and low closing prices of our common units:

	High	Low
2009
Fourth Quarter	$23.80	$18.64
Third Quarter	19.30	17.27
Second Quarter	20.40	15.93
First Quarter	17.11	14.20
2008
Fourth Quarter	$16.00	$11.57
Third Quarter	17.54	13.59
Second Quarter	18.86	17.26
First Quarter(1)	20.42	15.89

(1)	Represents the period from January 24, 2008, the date that the Partnership completed its IPO.
(b) Holders
     On February 17, 2010, there were 22,607,430 common units outstanding, held by approximately 10 holders of record and approximately 10,000 beneficial holders, including common units held in street name and by affiliates of Williams.
     On February 17, 2010, there were 10,957,900 subordinated units outstanding held by a subsidiary of Williams. The subordinated units are not publicly traded.
(c) Cash Distributions
     The following table sets forth the quarterly cash distribution declared and paid on our common units during the periods indicated:

Cash Distribution per Unit(a)
2009
Fourth Quarter	$0.3350
Third Quarter	0.3350
Second Quarter	0.3300
First Quarter	0.3250
2008
Fourth Quarter	$0.3200
Third Quarter	0.3150
Second Quarter	0.3100
First Quarter(b)	0.2242

(a)	Represents cash distributions attributable to the quarter and declared and paid or to be paid within 45 days after quarter end. We paid cash distributions to our general partner with respect to its 2 percent general partner interest and incentive distribution rights that totaled $0.8 million in 2008 and $1.0 million in 2009. Subordinated units participated in all of the cash distributions for the periods indicated above.

(b)	The first quarter distribution was prorated to cover the period of time from January 24, when the partnership’s initial public offering closed, through March 31. The prorated distribution of $0.2242 equates to a full quarter distribution of $0.30 per unit.
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
(d) Securities Authorized for Issuance Under Equity Compensation Plans
     See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data
     The following tables show (i) selected financial data of Williams Pipeline Partners and Predecessor (which reflects a 35 percent ownership interest in Northwest) and (ii) selected financial and operating data of Northwest. The following financial data as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007 was derived from financial statements included herein. All other amounts have been prepared from financial statements not included herein. The information in this selected Financial and Operating Data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information concerning significant trends in the financial condition and results of operations.
Williams Pipeline Partners L.P. and/or Predecessor

	Years Ended December 31,
	2009	2008	2007	2006	2005
			(Predecessor)	(Predecessor)	(Predecessor)
		(Restated) (B)	(Restated) (B)	(Restated) (B)	(Restated) (B)
	(Thousands of dollars)
Income Statement Data:
Equity earnings from investment in Northwest	$53,778	$54,380	$153,904	$19,062	$24,141
Net income	50,821	51,880	153,904	19,062	24,141
Balance Sheet Data (at period end):
Investment in Northwest	441,608	435,103	422,199	306,660	264,721
Total partners’ capital	449,372	441,952	422,199	306,660	264,721
Basic and diluted net income per limited partner unit:
Common units	$1.53	$1.45
Subordinated units	$1.53	$1.45
Cash Dividends Declared	$1.31	$0.8492
Northwest (100%)

	Years Ended December 31,
	2009	2008	2007		2006	2005
		(Restated) (B)	(Restated) (B)		(Restated) (B)	(Restated) (B)
	(Thousands of dollars)
Income Statement Data:
Operating revenues	$434,379	$434,854	$421,851		$324,250	$321,457
Net income	153,651	155,371	439,726	(A)	54,462	68,974
Balance Sheet Data (at period end):
Total assets	2,081,277	2,078,812	2,033,596		2,034,748	1,661,324
Long-term debt, including current maturities	693,437	693,240	693,736		687,075	520,080
Total owners’ equity	1,207,150	1,210,547	1,177,098		846,809	728,505
Cash Distributions	135,000	419,342	109,770		—	50,000

Note: Earnings and distributions/dividends per partnership unit/common share are not presented for 2005 through 2009. Northwest was a wholly-owned subsidiary of Williams as of December 31, 2007 and for all prior periods presented. Distributions for 2009 and 2008 were made to Northwest’s partners based upon each partner’s ownership interest.

(A)	Through September 30, 2007, Northwest used the liability method of accounting for income taxes which required, among other things, provisions for all temporary differences between the financial basis and the tax basis in Northwest’s assets and liabilities and adjustments to the existing deferred tax balances for changes in tax rates. Following Northwest’s conversion to a general partnership on October 1, 2007, Northwest is no longer subject to income tax. On October 1, 2007, Northwest reversed deferred income tax liabilities of approximately $311.8 million to income and $0.2 million of deferred income tax assets to other comprehensive income.

(B)	Our and Northwest’s financial statements have been restated as described in Item 8. Financial Statements and Supplementary Data — Williams Pipeline Partners L.P. Notes to Consolidated Financial Statements: Note 2. Restatement and Northwest Pipeline GP Notes to Consolidated Financial Statements: Note 2. Restatement. Accordingly, Northwest’s 2005, 2006, 2007, and 2008 selected financial data has been restated to reflect the change in accounting treatment. The net impact of the balance sheet corrections resulted in an adjustment to loans to affiliate which have been reclassified to equity. A reconciliation between Northwest’s original basis in its total assets and liabilities and the selected financial data above follows:

	Years Ended December 31,
	2008	2007	2006	2005
		(Thousands of dollars)
Consolidated Balance Sheets:
Total assets, as previously reported	$2,082,172	$2,056,471	$2,049,324	$1,692,371
Benefit plans correction	3,360	22,875	14,576	31,047

Total assets, as restated	$2,078,812	$2,033,596	$2,034,748	$1,661,324

Total owners’ equity, as previously reported	$1,184,714	$1,185,616	$857,945	$756,346
Net (increase) decrease of benefit plans correction	(25,833)	8,518	11,136	27,841

Total owners’ equity, as restated	$1,210,547	$1,177,098	$846,809	$728,505

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a growth-oriented Delaware limited partnership formed on August 31, 2007 by Williams to own and operate natural gas transportation and storage assets. We own a 35 percent general partnership interest in Northwest, a subsidiary of Williams that owns an approximate 3,900-mile, bi-directional, interstate natural gas pipeline system that extends from the San Juan Basin in New Mexico, through the Rocky Mountains and to the northwestern United States. Northwest also has working natural gas storage capacity of approximately 13.0 Bcf. The remaining 65 percent general partnership interest in Northwest is owned by a subsidiary of Williams.
     Our general partnership interest in Northwest is our only asset. As a result, we are dependent on Northwest for substantially all of our cash available for distribution and the management’s discussion and analysis of financial condition and results of operations contained herein is primarily focused on Northwest.
     On January 20, 2010, we concluded that our financial statements for the year ended December 31, 2008 should be restated due to the manner in which Northwest presented and recognized pension and postretirement obligations in certain benefit plans for which Williams is the plan sponsor. Northwest previously recorded allocated amounts related to these plans on a single-employer basis rather than a multi-employer accounting model. As the plan assets are not legally segregated and Northwest is not contractually required to assume these obligations upon withdrawal, Northwest has now concluded that the appropriate accounting model for these historical financial statements is a multi-employer model. The restatement did not have an impact on our 2008 or 2007 Net Income as Northwest’s expense recognized approximated its contributions to the Williams-sponsored plans, nor did it have any impact on our 2008 or 2007 Consolidated Statements of Cash Flows.
     For a discussion of additional information on the restatement, see Item 8. Financial Statements and Supplementary Data — Williams Pipeline Partners L.P. Notes to Consolidated Financial Statements: Note 2. Restatement.
     On February 17, 2010, Williams completed a strategic restructuring to contribute certain of its midstream and pipeline assets, including its 45.7 percent limited partner interest in us, its 100 percent ownership interest in our general partner, and its 65 percent interest in Northwest to Williams Partners L.P. (“Williams Partners”), an affiliate of Williams and of us, in exchange for cash and units in Williams Partners (the “Dropdown”). As part of the strategic restructuring, Williams Partners announced its intention to commence an exchange offer for any and all of our outstanding common units not held by Williams Partners or its affiliates at a future date following the consummation of the Dropdown. The exact timing of the launch of such offer was stated to be dependent on the filing of necessary documentation with the SEC and upon market conditions, but it was announced that it would be at a fixed exchange ratio of 0.7584 of its common units for each our common units.

How We Evaluate Our Operations
     We evaluate our business on the basis of a few key measures:
•	the level of capacity reserved under Northwest’s long-term firm transportation and storage contracts;

•	the level of revenues provided by Northwest’s short-term firm and interruptible transportation and storage services;

•	Northwest’s operating expenses; and

•	our and Northwest’s cash available for distribution.
Long-Term Firm Service
     Northwest competes for transportation and storage customers based on the specific type of service a customer needs, operating flexibility, available capacity and price. To the extent Northwest’s customers believe that Northwest can offer these services at rates, terms and conditions that are more attractive than those of its competition, they will be more inclined to purchase Northwest’s services. Firm transportation service requires Northwest to reserve pipeline capacity for a customer at certain receipt and delivery points. Firm customers generally pay a “demand” or “capacity reservation” charge based on the amount of capacity being reserved regardless of whether the capacity is used, plus a volumetric fee and an in-kind fuel reimbursement based on the volume of natural gas transported. Firm storage customers reserve a specific amount of storage capacity, including injection and withdrawal rights, and generally pay a capacity reservation charge based on the amount of capacity reserved. Capacity reservation revenues derived from long-term firm service contracts generally remain constant over the term of the contracts, subject to adjustment in rate proceedings with FERC, because the revenues are primarily based upon the capacity reserved and not whether the capacity is actually used. Northwest’s ability to maintain or increase the amount of long-term firm service it provides is key to assuring a consistent revenue stream.
Short-Term Firm and Interruptible Service
     A small portion of Northwest’s revenues is generated by short-term firm and interruptible services under which customers pay fees for transportation, storage or other related services. Of Northwest’s revenues for the twelve months ended December 31, 2009, approximately 4.4 percent were derived from short-term firm and interruptible services.
Seasonality
     Although Northwest delivers more gas to its market areas in the winter heating season months of November through March, because a significant percentage of Northwest’s revenues are collected through reservation fees, its revenues remain fairly stable from quarter to quarter. The table below sets forth seasonal revenues, expenses and throughput for each quarter and the total year ended December 31, 2009.

2009	Jan-Mar	Apr-Jun	Jul-Sep	Oct-Dec	Total
Revenues ($ in 000)	$111,548	$107,756	$106,615	$108,460	$434,379
Revenue %	25.7%	24.8%	24.5%	25.0%	100%
Operating Expenses ($ in 000)	$58,396	$60,743	$57,470	$57,261	$233,870
Throughput (TBtu)(1)	224	173	166	206	769
Throughput %	29.1%	22.5%	21.6%	26.8%	100%

(1)	Parachute Lateral volumes are excluded from throughput as these volumes flowed under separate contracts that do not generally result in mainline throughput.
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
     In accordance with Williams’ restructuring of its business, Northwest’s participation in the Williams’ cash management program was terminated. In February 2010, Northwest’s management committee authorized a cash distribution which included the amount of Northwest’s outstanding advances as of January 31, 2010. Accordingly, the balance outstanding at December 31, 2009 is reflected as a reduction of Northwest’s Owners’ Equity as the advances will not be available to Northwest as working capital. As a result of the restructuring, Northwest will become a participant in the Williams Partners cash management program.
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
     We believe the key factors that impact Northwest’s business are the supply of and demand for natural gas in the markets in which Northwest operates, Northwest’s customers and their requirements, and government regulation of natural gas pipelines. These key factors, described in “Narrative Description of Business” in Part I, Item 1. Business, play an important role in how Northwest manages its operations and implements its long-term strategies.
     We believe the collective impact of these key factors may result in an increasingly competitive natural gas transportation market. This could result in a reduction in the overall average life of Northwest’s long-term firm contracts which could adversely affect its revenue over the long term. We also believe the impact of such factors described in “Northwest’s Customers” and “Northwest’s Competition” in Part I, Item 1. Business, may also provide Northwest with growth opportunities. These factors may also result in a need for increased capital expenditures to take advantage of opportunities to bring additional supplies of natural gas into Northwest’s system to maintain or possibly increase its transportation commitments and volumes.
Northwest’s Operations
     Northwest owns and operates a natural gas pipeline system that extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. Northwest’s system includes approximately 3,900 miles of mainline and lateral transmission pipeline and 41 transmission compressor stations. Northwest’s compression facilities have a combined sea level-rated capacity of approximately 473,000 horsepower. At December 31, 2009, Northwest had long-term firm transportation contracts, including peaking service, with aggregate capacity reservations of approximately 3.7 Bcf of natural gas per day. Northwest also has approximately 13.0 Bcf of working natural gas storage capacity through its one-third interest in the Jackson Prairie underground storage facility, its ownership of the Plymouth LNG storage facility and contract storage at Clay Basin.
     Transportation Services. Northwest’s transportation services consist primarily of a) firm transportation under long-term contracts, whereby the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points on the system, plus a volumetric fee and an in-kind fuel reimbursement based on the volume transported; and b) interruptible transportation, whereby the customer pays to transport natural gas when capacity is available and used. Firm transportation capacity reservation revenues typically do not vary over the term of the contract, subject to adjustment in rate proceedings with FERC, because the revenues are primarily based upon the capacity reserved, and not upon the capacity actually used. Northwest generates a small portion of its revenues from short-term firm and interruptible transportation services.
     Northwest is not generally in the business of buying and selling natural gas, but changes in the price of natural gas can affect the overall supply and demand for natural gas, which in turn can affect its results of operations. Northwest depends on the availability of competitively priced natural gas supplies that its customers desire to ship through its system. Northwest delivers natural gas for a broad mix of customers including LDCs, municipal utilities, direct industrial users, electric power generators and natural gas marketers and producers.
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
Outlook
     The overall economic recession and challenging financial markets during the past year have impacted our and Northwest’s business. In the current economic environment, many financial markets, institutions and other businesses remain under considerable stress. These events continue to impact our and Northwest’s business. However, we note the following:
•	Northwest has no significant debt maturities until 2016.

•	As of December 31, 2009, Northwest has approximately $66.8 million of available cash from return of advances made to affiliates and available capacity under its Credit Facility. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Northwest’s Results of Operations — Method of Financing.)

•	A significant portion of Northwest’s transportation and storage services are provided pursuant to long-term firm contracts that obligate its customers to pay Northwest monthly capacity reservation fees regardless of the amount of pipeline or storage capacity actually utilized by a customer.
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

Regulatory Accounting
     Northwest is regulated by FERC. The Accounting Standards Codification Topic 980, Regulated Operations (“Topic 980”) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, Northwest’s management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying consolidated financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Northwest’s management uses judgment in determining the probability that regulatory assets will be recoverable from, or regulatory liabilities will be refunded to, customers. A summary of regulatory assets and liabilities is included in Item 8. Financial Statements and Supplementary Data — Northwest Pipeline GP Notes to Consolidated Financial Statements: Note 11. Regulatory Assets and Liabilities.
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
Northwest’s Results of Operations
     In the following discussion of the results of Northwest, all amounts represent 100 percent of the operations of Northwest, in which we hold a 35 percent general partnership interest. As such, we recognized equity earnings from investments of $53.8 million for 2009 compared with $54.4 million for 2008.

Analysis of Financial Results
     This analysis discusses financial results of Northwest’s operations for the years 2009, 2008 and 2007. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under Northwest’s rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in Northwest’s transportation rates.

	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
Income Statement Data:
Operating revenues	$434,379	$434,854	$421,851
Operating expenses:
General and administrative	64,657	60,403	65,772
Operation and maintenance	71,085	72,831	66,847
Depreciation	86,373	86,184	84,731
Regulatory credits	(2,403)	(2,617)	(3,663)
Taxes, other than income taxes	14,158	16,875	13,997
Regulatory liability reversal	—	—	(16,562)

Total operating expenses	233,870	233,676	211,122

Operating income	200,509	201,178	210,729

Other income - net	1,951	1,623	25,437

Interest charges:
Interest on long-term debt	44,439	42,290	46,828
Other interest	5,414	5,571	5,585
Allowance for borrowed funds used during construction	(1,044)	(431)	(1,306)

Total interest charges	48,809	47,430	51,107

Income before income taxes	153,651	155,371	185,059
Benefit for income taxes	—	—	(254,667)

Net income	$153,651	$155,371	$439,726

Years Ended December 31, 2008 and 2009
     Operating revenues decreased $0.5 million, or less than one percent, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease is primarily attributed to $4.4 million lower revenues due to the termination of the Parachute Lateral lease agreement on August 1, 2009, and was mostly offset by higher transportation revenues of $1.7 million resulting primarily from an increase in firm transportation under long-term contracts and higher storage revenues of $2.6 million resulting primarily from incremental reservation charges associated with the Jackson Prairie deliverability expansion that was placed in service on November 1, 2008. The decrease in the Parachute Lateral lease revenues is substantially offset by a decrease in lease expense described below.
     Northwest’s transportation service accounted for 96 percent of its operating revenues for each of the years ended December 31, 2009 and 2008. Additionally, gas storage service accounted for 4 percent and 3 percent of operating revenues for the years ended December 31, 2009 and 2008, respectively.
     Operating expenses increased $0.2 million, or less than one percent. This increase is due primarily to i) higher pension expense of $4.0 million, ii) higher allocated overhead from Williams of $3.0 million attributed primarily to higher pension expense, and iii) higher labor of $1.6 million attributed primarily to pipeline maintenance. These increases were mostly offset by i) lower taxes, other than income taxes, of $2.7 million primarily attributed to lower than anticipated property tax settlements and lower sales and use taxes resulting from lower fuel usage and a refund of taxes from prior years, ii) lower lease expense of $1.3 million attributed to the restructuring of the Salt Lake City headquarters building lease, and iii) $4.3 million lower expense from the termination of the Parachute Lateral lease agreement.
     Other income — net increased $0.3 million, or 20 percent, due primarily to higher allowance for equity funds used during construction of $1.2 million attributed to higher capital expenditures in 2009, partially offset by lower interest income from affiliates of $0.7 million attributed to lower interest rates on advances to affiliates.
     Interest charges increased $1.4 million, or 3 percent, due primarily to the May 2008 refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes.

Years Ended December 31, 2007 and 2008
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
     Northwest’s transportation service accounted for 96 percent of its operating revenues for each of the years ended December 31, 2008 and 2007. Natural gas storage service accounted for 3 percent of operating revenues for each of the years ended December 31, 2008 and 2007.
     Operating expenses increased $22.6 million, or 11 percent, from 2007 to 2008. This increase is due primarily to the June 2007 reversal of Northwest’s pension regulatory liability of $16.6 million as described in Item 8. Financial Statements and Supplementary Data — Northwest Pipeline GP Notes to Consolidated Financial Statements: Note 1. Summary of Significant Accounting Policies, and the new Parachute Lateral lease of $10.1 million, which began January 1, 2008. Also contributing were higher use taxes of $1.0 million attributed primarily to the 2007 reversal of $0.8 million of accrued use taxes resulting from the settlement of prior year audits, and higher depreciation of $1.5 million and ad valorem taxes of $1.6 million resulting from property additions. These increases were partially offset by lower expenses of $5.0 million for contracted services attributed primarily to pipeline maintenance, lower overhead allocated by Williams of $2.0 million and lower bonus accruals and deferred compensation of $1.0 million primarily attributed to lower bonus and deferred compensation levels in 2008.
     Operating income decreased $9.6 million, or 5 percent, from 2007 to 2008, due to the reasons discussed above.
     Other income decreased $23.8 million, or 94 percent, from 2007 to 2008, primarily due to the recognition in 2007 of $6.0 million of previously deferred income, the receipt of $12.2 million additional contract termination income, and $2.3 million additional interest related to the termination of the Grays Harbor transportation agreement. Also contributing to this decrease was a $2.2 million decrease in interest income from affiliates resulting primarily from lower interest rates and a $2.3 million decrease in the allowance for equity funds used during construction (“EAFUDC”) resulting from the lower capital expenditures in 2008 and the discontinuance of EAFUDC gross-ups after Northwest’s conversion to a partnership on October 1, 2007. These decreases were partially offset by the $1.3 million write-off of a regulatory asset associated with the Parachute Lateral in 2007.
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
Capital Resources and Liquidity of Northwest
     Northwest’s ability to finance operations (including funding capital expenditures and acquisitions), to meet its debt obligations and to refinance indebtedness depends on its ability to generate future cash flows and to borrow funds. Northwest’s ability to generate cash is subject to a number of factors, some of which are beyond its control, including the impact of regulators’ decisions on the rates Northwest is able to establish for its transportation and storage services.
     On or before the end of the calendar month following each quarter, available cash is distributed to Northwest’s partners as required by its general partnership agreement. Available cash is generally defined for Northwest as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by Northwest’s management committee), less cash reserves established by Northwest’s management committee as necessary or appropriate for the conduct of Northwest’s business and to comply with any applicable law or agreements. During 2009, Northwest distributed $135.0 million of available cash to its partners.

     In accordance with Williams’ restructuring of its business, Northwest’s participation in the Williams’ cash management program was terminated. In February 2010, Northwest’s management committee authorized a cash distribution which included the amount of Northwest’s outstanding advances as of January 31, 2010. Accordingly, the balance outstanding at December 31, 2009 is reflected as a reduction of Northwest’s Owners’ Equity as the advances will not be available to Northwest as working capital. As a result of the restructuring, Northwest will become a participant in the Williams Partners cash management program.
     Northwest funds its capital requirements with cash from operating activities, third party debt and contributions from its partners with the exception of the CHC Project, which was funded by capital contributions from Williams. Through December 31, 2009, Northwest received $49.2 million in capital contributions from Williams to fund the CHC Project.
Sources (Uses) of Cash

	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
Net cash provided (used) by:
Operating activities	$234,798	$239,014	$205,357
Financing activities	(83,608)	(126,848)	(142,523)
Investing activities	(151,133)	(112,318)	(63,826)

Increase (decrease) in cash and cash equivalents	$57	$(152)	$(992)

Operating Activities
     Northwest’s net cash provided by operating activities in 2009 decreased $4.2 million from 2008. This decrease is primarily attributed to changes in other noncurrent assets and liabilities and working capital, partially offset by an increase in its cash operating results.
     Northwest’s net cash provided by operating activities in 2008 increased from 2007 due primarily to the increase in its cash operating results, offset by the absence of the receipt of contract terminations proceeds of $14.5 million in 2007, and from changes in working capital.
Financing Activities
     2009
•	Northwest paid distributions of $135.0 million to its partners.

•	Northwest received $49.2 million in capital contributions from Williams for the CHC Project.
     2008
•	Northwest issued $250 million aggregate principal amount of 6.05 percent senior unsecured notes due 2018.

•	Northwest repaid the $250 million borrowed under the Williams’ revolving credit agreement in 2007.

•	Northwest received proceeds of $300.9 million from the sale of partnership interest.

•	Northwest paid distributions of $419.3 million to its partners.
     2007
•	Northwest issued $185 million aggregate principal amount of 5.95 percent senior unsecured notes due 2017.

•	Northwest borrowed $250 million under the Williams’ revolving credit agreement.

•	Northwest retired $175 million of 8.125 percent senior unsecured notes due 2010.

•	Northwest retired $250 million of 6.625 percent senior unsecured notes due 2007.

•	Northwest paid distributions of $109.8 million to Williams.
Investing Activities
     2009
•	Capital expenditures totaled $152.6 million, primarily related to normal maintenance and compliance projects and the CHC Project.
     2008
•	Capital expenditures totaled $88.5 million, primarily related to normal maintenance and compliance and the expansion of the Jackson Prairie storage facility.

•	Northwest advanced $26.9 million to Williams.
     2007
•	Capital expenditures totaled $156.8 million, primarily related to normal maintenance and compliance.

•	Northwest received $79.8 million of proceeds from the sale of the Parachute Lateral to an affiliate.

•	Northwest received $10.9 million repayment of advances made to Williams.
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
     During 2009, Northwest made distributions of available cash of $135.0 million to its partners, representing cash in excess of working capital requirements and reserves established by its management committee as necessary for the conduct of its business.
Short-Term Liquidity
     Northwest funds its working capital and capital requirements with cash flows from operating activities, and, if required, borrowings under the Williams credit agreement (described below) and return of advances made to Williams.
     Northwest invests cash through participation in Williams’ cash management program. At December 31, 2009 and 2008, the advances due to Northwest by Williams totaled approximately $66.8 million and $66.0 million, respectively. The advances are represented by one or more demand obligations. Historically, the interest rate on intercompany demand notes was based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter, which was 7.83 percent at December 31, 2007. Beginning in 2008, the interest rate on these demand notes was based upon the overnight investment rate paid on Williams’ excess cash, which was approximately, 0.05 percent and zero percent at December 31, 2009 and 2008, respectively.
     In accordance with Williams’ restructuring of its business, Northwest’s participation in the Williams’ cash management program was terminated. In February 2010, Northwest’s management committee authorized a cash distribution which included the amount of Northwest’s outstanding advances as of January 31, 2010. Accordingly, the balance outstanding at December 31, 2009 is reflected as a reduction of Northwest’s Owners’ Equity as the advances will not be available to Northwest as working capital. As a result of the restructuring, Northwest will become a participant in the Williams Partners cash management program.
Credit Agreement
     Williams has an unsecured, $1.5 billion credit facility with a maturity date of May 1, 2012 (“Credit Facility”). Prior to the Williams’ restructuring, Northwest had access to $400 million under the Credit Facility to the extent not otherwise utilized by Williams. Williams expects that its ability to borrow under the Credit Facility is reduced by $70 million due to the bankruptcy of a participating bank. Consequently, Northwest expects its ability to borrow under the Credit Facility is reduced by approximately $18.7 million. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin, or a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent) based on the unused portion of the Credit Facility. The margins and commitment fee are generally based on the specific borrower’s senior unsecured long-term debt ratings. As of December 31, 2009, there were no letters of credit issued by the participating institutions and no revolving credit loans outstanding. In December 2007, Northwest borrowed $250.0 million under this Credit Facility to repay $250.0 million in 6.625 percent senior notes at maturity. In May 2008, the loan of $250 million was repaid with proceeds from the issuance of $250 million of 6.05 percent senior unsecured notes due 2018. Northwest did not borrow under the Credit Facility in 2008 or 2009. See Item 8. Financial Statements and Supplementary Data – Northwest Pipeline GP Notes to Consolidated Financial Statements.
     The Credit Facility contains a number of restrictions on the business of the borrowers, including Northwest. These restrictions include restrictions on the borrowers’ and their subsidiaries’ ability to: (i) grant liens securing indebtedness; (ii) merge, consolidate, or sell, lease or otherwise transfer assets; (iii) incur indebtedness; and (iv) engage in transactions with related parties. Northwest and Williams are also required to maintain a ratio of debt to capitalization of not more than 0.55 to 1, in Northwest’s case, and 0.65 to 1, in the case of Williams. The Credit Facility also contains affirmative covenants and events of default. If any borrower breaches financial or certain other covenants or if an event of default occurs, the lenders may cause the acceleration of the borrower’s indebtedness and may terminate lending to all borrowers under the Credit Facility. Additionally, if: (a) a borrower were to generally not pay its debts as such debts come due or admit in writing its inability to pay its debts generally; (b) a borrower were to make a general assignment for the benefit of its creditors; or (c) proceedings relating to the bankruptcy or receivership of any borrower were to remain unstayed or undismissed for 60 days, then all lending under the credit agreement would terminate and all indebtedness outstanding under the Credit Facility would be accelerated.
     On February 17, 2010, Williams completed a strategic restructuring, pursuant to which Williams contributed substantially all of its domestic midstream and pipeline businesses, which includes Northwest, into Williams Partners. Northwest is now a partially-owned subsidiary of Williams Partners.
     As part of the restructuring, Northwest was removed as a borrower under the Credit Facility, and on February 17, 2010, Northwest entered into a new $1.75 billion three-year senior unsecured revolving credit facility (the “New Credit Facility”) with Williams Partners and Transcontinental Gas Pipe Line Company, LLC (“Transco”), as co-borrowers, and Citibank N.A., as administrative agent, and certain other lenders named therein. The full amount of the New Credit Facility is available to Williams Partners, and may be increased by up to an additional $250 million. Northwest may borrow up to $400 million under the New Credit Facility to the extent not otherwise utilized by Williams Partners and Transco. At closing, Williams Partners borrowed $250 million under the New Credit Facility to repay the term loan outstanding under its existing senior unsecured credit agreement.
     Interest on borrowings under the New Credit Facility is payable at rates per annum equal to, at the option of the borrower: (1) a fluctuating base rate equal to Citibank, N.A.’s adjusted base rate plus the applicable margin, or (2) a periodic fixed rate equal to LIBOR plus the applicable margin. The adjusted base rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) Citibank N.A.’s publicly announced base rate, and (iii) one-month LIBOR plus 1.0 percent. Williams Partners pays a commitment fee (currently 0.5 percent) based on the unused portion of the New Credit Facility. The applicable margin and the commitment fee are determined by reference to a pricing schedule based on a borrower’s senior unsecured debt ratings.
     The New Credit Facility contains various covenants that limit, among other things, a borrower’s and its respective subsidiaries’ ability to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, and allow any material change in the nature of its business.

     Under the New Credit Facility, Williams Partners is required to maintain a ratio of debt to EBITDA (each as defined in the New Credit Facility) of no greater than 5.00 to 1.00 for itself and its consolidated subsidiaries. For Northwest and its consolidated subsidiaries, the ratio of debt to capitalization (defined as net worth plus debt) is not permitted to be greater than 55%. Each of the above ratios will be tested beginning June 30, 2010 at the end of each fiscal quarter, and the debt to EBITDA ratio is measured on a rolling four-quarter basis.
     The New Credit Facility includes customary events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross-payment defaults, cross acceleration, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default with respect to a borrower occurs under the New Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the New Credit Facility and exercise other rights and remedies.
Long-Term Financing
     Northwest may raise capital through private debt offerings, as well as offerings registered pursuant to offering-specific registration statements. Interest rates, market conditions, and industry conditions will affect future amounts raised, if any, in the capital markets. Northwest anticipates that it will be able to access public and private debt markets on terms commensurate with its credit ratings to finance its capital requirements, when needed.
Capital Requirements
     The transmission and storage business can be capital intensive, requiring significant investment to maintain and upgrade existing facilities and construct new facilities.
     Northwest categorizes its capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of Northwest’s assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, increase transmission or storage capacities from existing levels, or enhance revenues. Northwest anticipates 2010 capital expenditures will be between $120 million and $140 million of which includes $60 million to $80 million for maintenance capital and $95 million to $115 million considered nondiscretionary due to legal, regulatory and/or contractual requirements. The maintenance capital portion of Northwest’s 2009 capital expenditures was $84.0 million. In 2010, Northwest expects to fund its capital expenditures with cash from operations, with the exception of the final costs for the CHC Project which will be funded by capital contributions from Williams.
     Northwest’s expenditures for property, plant and equipment additions were $156.6 million, $78.6 million and $157.2 million for 2009, 2008 and 2007, respectively. The $78.0 million increase from 2008 to 2009 is primarily attributed to expenditures related to pipeline integrity, the CHC Project, and the Sundance Trail Expansion Project.
Credit Ratings
     During 2009, the credit ratings on Northwest’s senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below:

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB–
Fitch Ratings	BBB
     At December 31, 2009 and through the date of this report, the evaluation of Northwest’s credit rating is “stable” from Moody’s Investors Service and Fitch Ratings. On January 12, 2010, Standard and Poor’s revised Northwest’s ratings outlook to “positive” from “stable.”
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
Other
Contractual Obligations
     The table below summarizes the maturity dates of Northwest’s more significant contractual obligations and commitments as of December 31, 2009 (in millions of dollars):

	2010	2011-2012	2013-2014	Thereafter	Total
Long-term debt, including current portion:
Principal	$—	$—	$—	$695.0	$695.0
Interest	44.4	88.9	88.9	165.5	387.7
Operating leases	2.3	4.6	4.5	11.8	23.2
Purchase obligations:
Natural gas purchase, storage, transportation and construction	27.1	4.6	4.1	—	35.8
Other	0.1	0.3	0.3	6.7	7.4
Other long-term liabilities, including current portion(1)(2)	1.5	3.0	3.3	—	7.8

Total	$75.4	$101.4	$101.1	$879.0	$1,156.9

(1)	Does not include estimated settlement of asset retirement obligations. (See Item 8. Financial Statements and Supplementary Data — Northwest Pipeline GP Notes to Consolidated Financial Statements: Note 10. Asset Retirement Obligations.)

(2)	Does not include non-current regulatory liabilities comprised of negative salvage and other postretirement benefits. (See Item 8. Financial Statements and Supplementary Data — Northwest Pipeline GP Notes to Consolidated Financial Statements: Note 11. Regulatory Assets and Liabilities.)
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

Environmental Matters
     As discussed in Item 8. Financial Statements and Supplementary Data — Northwest Pipeline GP Notes to Consolidated Financial Statements: Note 4. Contingent Liabilities and Commitments, Northwest is subject to extensive federal, state and local environmental laws and regulations which affect its operations related to the construction and operation of its pipeline facilities. Northwest considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. To date, Northwest has been permitted recovery of environmental costs incurred, and it is Northwest’s intent to continue seeking recovery of such costs, as incurred, through rate filings.
Safety Matters
     Please see Item 8. Financial Statements and Supplemental Data — Northwest Pipeline GP Notes to Consolidated Financial Statements: Note 4. Contingent Liabilities and Commitments for information about pipeline integrity regulations.
Legal Matters
     Northwest is party to various legal actions arising in the normal course of business. Northwest’s management believes that the disposition of outstanding legal actions will not have a material adverse impact on its future liquidity or financial condition. Please see Item 8. Financial Statements and Supplementary Data — Northwest Pipeline GP Notes to Consolidated Financial Statements: Note 4. Contingent Liabilities and Commitments.
Regulatory Proceedings
     Please see Item 8. Financial Statements and Supplementary Data — Northwest Pipeline GP Notes to Consolidated Financial Statements: Note 3. Rate and Regulatory Matters and Note 4. Contingent Liabilities and Commitments for information about regulatory and business developments which cause operating and financial uncertainties.
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
Liquidity and Capital Resources of Williams Pipeline Partners L.P.
     Our principal source of liquidity is cash distributed to us by Northwest. We expect to fund our operating expenses, debt service and cash distributions primarily with distributions from Northwest. As of December 31, 2009, we had cash and cash equivalents of $8.1 million.
     Prior to the completion of the restructuring on February 17, 2010, we were able to invest cash through participation in Williams’ cash management program. Any advances were represented by one or more demand obligations. The interest rate on the demand notes was based upon the overnight investment rate paid on Williams’ excess cash, which was 0.05 percent at December 31, 2009. Subsequent to the restructuring, we may invest cash through the participation in the Williams Partners cash management program.

Northwest Distributions
     In January 2008, Northwest distributed $8.8 million to Williams representing available cash prior to our acquisition of our interest in Northwest. During 2008, Northwest declared and paid equity distributions of $109.6 million to its partners. Of this amount, $7.8 million represents the portion allocated to its partners prior to our acquisition. During 2009, Northwest distributed $135.0 million of available cash to its partners.
Capital Contributions from Williams
     Capital contributions from Williams required under the omnibus agreement consist of a quarterly credit for general and administrative expenses. The annual amounts of those credits are as follows: $1.5 million in 2009, $1.0 million in 2010 and $0.5 million in 2011.
Credit Facility
     At the closing of the IPO on January 24, 2008, we entered into a $20 million working capital credit agreement with Williams as the lender. The facility was available exclusively to fund working capital borrowings. The initial maturity date of the facility was January 23, 2009. We exercised our automatic right to extend the facility for an additional 365-day term in January 2009. The new maturity date was January 23, 2010. This facility is terminated since we did not exercise our automatic right to extend the facility in January 2010. At December 31, 2009, we have no outstanding borrowings under the working capital credit facility.
Cash Distributions to Unitholders
     We have paid quarterly distributions to unitholders and our general partner after every quarter since our IPO on January 24, 2008. Our last quarterly distribution of $11.5 million was paid on February 12, 2010 to unitholders of record at the close of business on February 5, 2010.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our interest rate risk indirectly includes Northwest’s long-term debt. All of Northwest’s interest on long-term debt is fixed in nature, except the interest on Northwest’s revolver borrowings, as shown on the following table (in thousands of dollars):

December 31, 2009
Fixed rates on long-term debt:
5.95% senior unsecured notes due 2017	$185,000
6.05% senior unsecured notes due 2018	250,000
7.00% senior unsecured notes due 2016	175,000
7.125% senior unsecured notes due 2025	85,000

695,000
Unamortized debt discount	1,563

Total long-term debt	$693,437

     Northwest’s total long-term debt at December 31, 2009 had a carrying value of $693.4 million and a fair market value of $753.2 million. As of December 31, 2009 the weighted-average interest rate on Northwest’s long-term debt was 6.4 percent. Northwest expects to have sensitivity to interest rate changes with respect to future debt facilities and its ability to prepay existing facilities.
Credit Risk
     Northwest is, and therefore we are, exposed to credit risk. Credit risk relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Our and Northwest’s exposure generally relates to receivables and unbilled revenue for services provided, as well as volumes owed by customers for imbalances of natural gas lent by Northwest to them generally under Northwest’s parking and lending services and no-notice services. Northwest maintains credit policies intended to minimize credit risk and actively monitor these policies.

Market Risk
     Northwest’s primary exposure to market risk occurs at the time the primary terms of existing transportation and storage contracts expire and are subject to termination. Upon expiration of the primary terms, Northwest’s contracts generally continue on a year to year basis, but are subject to termination by its customers. In the event of termination, Northwest may not be able to obtain replacement contracts at favorable rates or on a long-term basis. In the event that Northwest is not able to obtain replacement contracts, Northwest would seek to recover revenue shortfalls in a subsequent rate case.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities Exchange Act of 1934). Our internal controls over financial reporting are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Previously, our management had concluded that our internal control over financial reporting was effective for the period ended December 31, 2008. In the first quarter of 2010, we identified a material weakness related to the manner in which we presented and recognized pension and post retirement related activity associated with our investment in Northwest. We hold a 35% interest in Northwest, which is our primary asset/business activity.
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     As discussed further in Note 2 of the Notes to Consolidated Financial Statements, Northwest had previously recorded parent-allocated amounts related to these plans on a single-employer basis rather than a multi-employer accounting model. As the plan assets are not legally segregated and Northwest is not contractually required to assume these obligations upon withdrawal, Northwest has now concluded that the appropriate accounting model for its historical financial statements is a multi-employer model. The error was significant to the Statement of Comprehensive Income for the period ended December 31, 2008. The impact of the correction also increased Owner’s Equity and reduced non-current assets and liabilities. It did not have an impact on our 2008 Net Income, nor did it have any impact on our 2008 Statement of Cash Flows.
     Based upon our current assessment, which considered the material weakness described above, our management concluded that our internal control over financial reporting was not effective at December 31, 2008. Our management also concluded that our internal control over financial reporting was not effective at December 31, 2009.
     Northwest has corrected its method of accounting to the multi-employer model, and this change is reflected in our financial statements for the period ended December 31, 2009. Northwest has also enhanced its controls that ensure proper selection and application of generally accepted accounting principles.
     Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors of Williams Pipeline GP LLC
     We have audited Williams Pipeline Partners L.P.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Williams Pipeline Partners L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the manner in which they presented and recognized certain pension and post retirement related activity associated with their equity investee, for which the Partnership holds a 35% interest and is their primary asset. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated February 23, 2010 on those financial statements.
     In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Williams Pipeline Partners L.P. has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
/s/ Ernst & Young LLP
Houston, Texas
February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of Williams Pipeline GP LLC
     We have audited the accompanying consolidated balance sheets of Williams Pipeline Partners L.P. as of December 31, 2009 and 2008, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Pipeline Partners L.P. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 2 to the consolidated financial statements, the Partnership restated its consolidated balance sheet as of December 31, 2008 and the related consolidated statement of partners’ capital for each of the two years then ended, as a result of its proportionate share of other comprehensive income from its equity investee, whereby the equity investee restated its financial statements for the correction of an error related to pension and other postretirement benefit obligations in certain benefit plans for which their parent, The Williams Companies, Inc., is the plan sponsor.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Williams Pipeline Partners L.P.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 23, 2010

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
			(Predecessor)
	(Thousands of dollars, except per-unit amounts)
General and administrative expense	$2,915	$2,520	$—
Earnings from Northwest Pipeline GP through January 23, 2008 (Predecessor)	—	4,002	153,904
Equity earnings from investment in Northwest Pipeline GP after January 23, 2008	53,778	50,378	—
Interest expense — affiliate	(50)	(47)	—
Interest income	8	67	—

Net income	$50,821	$51,880	$153,904

Allocation of net income used for earnings per unit calculation:
Net income	$50,821	$51,880
Net income applicable to the period through January 23, 2008	—	4,002

Net income applicable to the period after January 23, 2008	50,821	47,878
Allocation of net loss to general partner	(432)	(879)

Allocation of net income to limited partners	$51,253	$48,757

Basic and diluted net income per limited partner unit:
Common units	$1.53	$1.45

Subordinated units	$1.53	$1.45

Weighted average number of units outstanding:
Common units	22,607,430	22,606,010
Subordinated units	10,957,900	10,957,900
See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
		(Restated)
	(Thousands of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$8,114	$7,760
Prepaid expense	193	184

Total current assets	8,307	7,944
Investment in Northwest Pipeline GP	441,608	435,103

Total assets	$449,915	$443,047

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable:
Trade	$419	$671
Affiliate	124	424

Total current liabilities	543	1,095
Contingent liabilities and commitments
Partners’ capital:
Common unitholders (22,607,430 units outstanding at December 31, 2009 and 2008)	296,932	292,015
Subordinated unitholders (10,957,900 units outstanding at December 31, 2009 and 2008)	143,513	141,136
Accumulated other comprehensive loss	(42)	(20)
General partner	8,969	8,821

Total partners’ capital	449,372	441,952

Total liabilities and partners’ capital	$449,915	$443,047

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
			(Predecessor)
	(Thousands of dollars)
OPERATING ACTIVITIES:
Net income	$50,821	$51,880	$153,904
Adjustments to reconcile to cash provided by operations:
Equity earnings from investment in Northwest Pipeline GP	(53,778)	(54,380)	(153,904)
Distributions related to equity earnings from investment in Northwest Pipeline GP	47,250	41,454	—
Cash provided (used) by changes in assets and liabilities:
Other current assets	(9)	(184)	—
Accounts payable	(552)	1,095	—
Other	13	114	—

Net cash provided by operating activities	43,745	39,979	—

INVESTING ACTIVITIES:
Purchase of 15.9% general partnership interest in Northwest Pipeline GP	—	(300,900)	—

Net cash used by investing activities	—	(300,900)	—

FINANCING ACTIVITIES:
Distributions paid	(44,891)	(34,896)	—
Proceeds from sale of common units	—	336,520	—
Offering costs	—	(3,797)	—
Redemption of common units held by general partner	—	(31,020)	—
Contribution pursuant to the omnibus agreement	1,500	1,874	—

Net cash provided by financing activities	(43,391)	268,681	—

Increase in cash and cash equivalents	354	7,760	—
Cash and cash equivalents at beginning of period	7,760	—	—

Cash and cash equivalents at end of period	$8,114	$7,760	$—

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Contribution of 19.1% in Northwest Pipeline GP	$—	$(115,020)	$—
Issuance of units to Williams Pipeline GP LLC	—	115,020	—
See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

					Accumulated
	Pre-IPO				Other	Total
	Owner’s	Limited Partner		General	Comprehensive	Partners’
	Equity	Common	Subordinated	Partner	Income	Capital
	(Thousands of dollars)
	(Unaudited)
Balance — January 1, 2007 (Predecessor) (Restated)	$306,660	$—	$—	$—	$—	$306,660
Net income	153,904	—	—	—	—	153,904
Cash distributions	(38,420)	—	—	—	—	(38,420)
Other comprehensive income:
Gain (loss) on cash flow hedges, net of reclassification adjustments	(22)	—	—	—	—	(22)
Elimination of deferred income taxes	77	—	—	—	—	77

Balance — December 31, 2007 (Predecessor) (Restated)	422,199	—	—	—	—	422,199
Net income attributable to the period through January 23, 2008	4,002	—	—	—	—	4,002
Pre-IPO distribution	(3,088)	—	—	—	—	(3,088)
Distribution of Pre-IPO funds made in April 2008	(2,723)	—	—	—	—	(2,723)
Other comprehensive loss attributable to the period through January 23, 2008	(2)	—	—	—	—	(2)

Balance — January 23, 2008 (Predecessor) (Restated)	420,388	—	—	—	—	420,388
Contribution of net assets of predecessor companies	(115,020)	(26,392)	133,094	8,318	—	—
Adjustment to contribution of net assets of predecessor companies	2,723	(1,798)	(871)	(54)	—	—
Restatement adjustment to contribution of net assets of predecessor companies	(7,191)	4,746	2,301	144	—	—
Purchase of 15.9% general partnership interest in Northwest Pipeline GP	(300,900)	—	—	—	—	(300,900)
Issuance of units to public	—	336,520	—	—	—	336,520
Offering costs	—	(3,797)	—	—	—	(3,797)
Redemption of common units by general partner	—	(31,020)	—	—	—	(31,020)
Other comprehensive income attributable to the period January 24 through December 31, 2008:
Net unrealized gain on cash flow hedge	—	—	—	—	(20)	(20)

Total other comprehensive income						(20)

Net income attributable to the period January 24 through December 31, 2008	—	32,839	15,918	(879)	—	47,878
Cash distributions	—	(19,197)	(9,306)	(582)	—	(29,085)
Contributions pursuant to the omnibus agreement	—	—	—	1,874	—	1,874
Other	—	114	—	—	—	114

Balance — December 31, 2008 (Restated)	—	292,015	141,136	8,821	(20)	441,952
Net income	—	34,521	16,732	(432)	—	50,821
Other comprehensive income:
Net unrealized gain on cash flow hedge	—	—	—	—	(22)	(22)

Total other comprehensive income						(22)

Cash distributions	—	(29,616)	(14,355)	(920)	—	(44,891)
Contributions pursuant to the omnibus agreement	—	—	—	1,500	—	1,500
Other	—	12	—	—	—	12

Balance — December 31, 2009	$—	$296,932	$143,513	$8,969	$(42)	$449,372

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
     We are a Delaware limited partnership formed on August 31, 2007 to own and operate natural gas transportation and storage assets, including a non-controlling ownership interest in Northwest. On January 24, 2008, we completed our initial public offering (“IPO”) of common units. The 35 percent of Northwest owned by us was owned by The Williams Companies, Inc. (“Williams”) prior to the IPO of our common units in January 2008. As of December 31, 2009, Williams, through its subsidiary, Williams Pipeline GP LLC, owns a 2 percent general partner interest and a 45.7 percent limited partner interest in us.
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
     The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at December 31, 2009, results of operations for the years ended December 31, 2009, 2008 and 2007, and cash flows for the years ended December 31, 2009, 2008 and 2007. All intercompany transactions have been eliminated.
     We have evaluated our disclosure of subsequent events through the time of filing this Form 10-K with the SEC on February 23, 2010.
Note 2. Restatement
     On January 20, 2010, we concluded that our financial statements for the year ended December 31, 2008 should be restated due to the manner in which Northwest had presented and recognized pension and postretirement obligations in certain benefit plans for which Williams is the plan sponsor. Northwest had previously recorded parent amounts related to these plans on a single-employer basis rather than a multi-employer accounting model. As the plan assets are not legally segregated and Northwest is not contractually required to assume these obligations upon withdrawal, Northwest has now concluded that the appropriate accounting model for these historical financial statements is a multi-employer model.
     Northwest participates in pension and postretirement benefit plans sponsored by Williams. However, Northwest has historically accounted for these plans as if they were Northwest’s own. Northwest has now determined that ASC 715-30-55-63 requires them to account for the plans as if they are a participant in a multi-employer plan. This error in methodology had the most significant impact to Northwest’s and our financial statements for the year ended December 31, 2008. In that year, Northwest recognized a significant Williams allocated actuarial loss on its Consolidated Balance Sheet, Consolidated Statement of Owners’ Equity and Consolidated Statement of Comprehensive Income. Northwest has determined that the error was significant to the Statement of Comprehensive Income for the year ended December 31, 2008. For this period, Comprehensive Income should have approximated Net Income. The effect of the adjustments to Northwest’s Comprehensive Income is an increase of $39.4 million in 2008 and $2.4 million in 2007,

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively. The effect of the adjustments to our Comprehensive Income is an increase of $13.8 million in 2008, $0.8 million in 2007, and $6.4 million cumulative in the periods prior to 2007. The impact of this error correction also increased Northwest’s Owners’ Equity, our Partners’ Capital and Investment in Northwest Pipeline GP, and reduced Northwest’s noncurrent assets and liabilities at December 31, 2008. It did not have an impact on Northwest’s or our 2008 or 2007 Net Income as Northwest’s expense recognized approximated its contributions to the Williams’ sponsored plan, nor did it have any impact on Northwest’s or our 2008 or 2007 Consolidated Statements of Cash Flows.
Note 3. Subsequent Event
     On February 17, 2010, Williams completed a strategic restructuring to contribute certain of its midstream and pipeline assets, including its 45.7 percent limited partner interest in us, its 100 percent ownership interest in our general partner, and its 65 percent interest in Northwest to Williams Partners L.P. (“Williams Partners”), an affiliate of Williams and of us, in exchange for cash and units in Williams Partners (the “Dropdown”). As part of the strategic restructuring, Williams Partners announced its intention to commence an exchange offer for any and all of our outstanding common units not held by Williams Partners or its affiliates at a future date following the consummation of the Dropdown.
Note 4. Summary of Significant Accounting Policies
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

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Allocation of Net Income and Distributions
     The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statement of Partners’ Capital, for the year ended December 31, 2009 and the period January 24 through December 31, 2008 is as follows (in thousands):

	Years Ended December 31,
	2009	2008
Allocation to general partner:
Net income	$50,821	$47,878
Charges direct to general partner:
Reimbursable general and administrative costs	1,500	1,874

Income subject to 2% allocation of general partner interest	52,321	49,752
General partner’s share of net income	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	1,046	995
Incentive distributions paid to general partner	22	—
Direct charges to general partner	(1,500)	(1,874)

Net loss allocated to general partner	$(432)	$(879)

Net income	$50,821	$47,878
Net loss allocated to general partner	(432)	(879)

Net income allocated to limited partners	$51,253	$48,757

     Certain of our historical periods’ earnings per unit have been revised as a result of adopting Emerging Issues Task Force Issue No. 07-4 (Accounting Standards Codification Topic 260) in 2009. The retrospective application of this new guidance resulted in an increase in earnings per unit of $0.01 for both third and fourth quarters of 2008. Adoption of this new standard only impacts the allocation of earnings for purposes of calculating our earnings per limited partner and has no impact on our results of operations, allocation of earnings to capital accounts, or distributions of available cash to unitholders and our general partner.
     Common and subordinated unitholders share equally, on a per-unit basis, in the net income allocated to limited partners for the years ended December 31, 2009 and 2008.
     We have authorized payments of the following post-IPO cash distributions (in thousands, except for per unit amounts):

				General Partner
					Incentive
	Per Unit	Common	Subordinated		Distribution	Total Cash
Payment Date	Distribution	Units	Units	2%	Rights	Distribution
5/15/2008	$0.2242	$5,068	$2,457	$154	$—	$7,679
8/14/2008	0.3100	7,008	3,397	212	—	10,617
11/14/2008	0.3150	7,121	3,452	216	—	10,789
2/13/2009	0.3200	7,234	3,507	219	—	10,960
5/15/2009	0.3250	7,347	3,561	223	—	11,131
8/14/2009	0.3300	7,461	3,616	226	—	11,303
11/13/2009	0.3350	7,574	3,671	230	22	11,497
2/12/2010(a)	0.3350	7,574	3,671	230	22	11,497

(a)	The board of directors of our general partner declared this cash distribution on January 25, 2010 to be paid on February 12, 2010 to unitholders of record at the close of business on February 5, 2010.
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

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will end and the subordinated units will convert to common units, on a one-for-one basis when certain distribution requirements, as defined in the partnership agreement, have been met.
Note 6. Credit Facilities
     At the closing of the IPO on January 24, 2008, we entered into a $20 million working capital credit agreement with Williams as the lender. The facility was available exclusively to fund working capital borrowings. The initial maturity date of the facility was January 23, 2009. We exercised our automatic right to extend the facility for an additional 365-day term in January 2009. The new maturity date was January 23, 2010. This facility is terminated since we did not exercise our automatic right to extend the facility in January 2010. At December 31, 2009, we have no outstanding borrowings under the working capital credit facility.
Note 7. Related Party Transactions
     During 2009, we received distributions of $47.3 million from Northwest and we made distributions to Williams of $21.4 million. During 2008, we received distributions of $41.5 million from Northwest. Of this amount, $5.8 million represents the portion allocated to us prior to the closing of the IPO on January 24, 2008. During 2008, we made distributions to Williams of $19.7 million.
     Following the closing of the IPO on January 24, 2008, our general partner gives us a quarterly credit for general and administrative expenses under the terms of an omnibus agreement. The annual amounts of those credits are as follows: $2.0 million in 2008 (pro-rated for the portion of the year from January 24 to December 31) and $1.5 million in 2009. At December 31, 2009 and 2008, $1.5 million and $1.9 million, respectively, are reflected as capital contributions in our financial statements.
Note 8. Comprehensive Income
     Comprehensive income is as follows:

	Years Ended December 31,
	2009	2008	2007
		(Predecessor)	(Predecessor)
		(Restated)	(Restated)
	(Thousands of dollars)
Net income	$50,821	$51,880	$153,904
Reclassification of cash flow hedge gain into earnings	(22)	(22)	(22)
Elimination of deferred income taxes	—	—	77

Total comprehensive income	$50,799	$51,858	$153,959

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Equity Investments
     Northwest is accounted for using the equity method of accounting. As such, our interest in Northwest’s net operating results is reflected as equity earnings in our Consolidated Statements of Income. The summarized results of operations for 100 percent of Northwest Pipeline are presented below:
Northwest

	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
Income Statement Data:
Operating revenues	$434,379	$434,854	$421,851
Net income	153,651	155,371	439,726	(A)
Cash Distributions	135,000	419,342	109,770
Balance Sheet Data (at period end):
Total assets (B)	2,081,277	2,078,812	2,033,596
Long-term debt, including current maturities	693,437	693,240	693,736
Total Partners’ equity (B)	1,207,150	1,210,547	1,177,098
Note: Earnings and distributions/dividends per partnership unit/common share are not presented for 2007 through 2009. Northwest was a wholly-owned subsidiary of Williams as of December 31, 2007. Distributions for 2009 and 2008 were made to Northwest’s partners based upon each partnership’s ownership interest.

(A)	Through September 30, 2007, Northwest used the liability method of accounting for income taxes which required, among other things, provisions for all temporary differences between the financial basis and the tax basis in Northwest’s assets and liabilities and adjustments to the existing deferred tax balances for changes in tax rates. Following Northwest’s conversion to a general partnership on October 1, 2007, Northwest is no longer subject to income tax. On October 1, 2007, Northwest reversed to income deferred income tax liabilities of approximately $311.8 million and $0.2 million of deferred income tax assets to comprehensive income.

(B)	Northwest’s financial statements have been restated due to the manner in which it presented and recognized pension and postretirement obligations in certain benefit plans for which Williams is the plan sponsor. Northwest previously recorded Williams-allocated amounts related to these plans on a single-employer basis rather than a multi-employer accounting model. As the plan assets are not legally segregated and Northwest is not contractually required to assume these obligations upon withdrawal, Northwest has now concluded that the appropriate accounting model for these historical financial statements is a multi-employer model. Accordingly, our 2007, 2008, and 2009 summarized results for Northwest have been restated to reflect the change in accounting treatment.

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Quarterly Information (Unaudited)
     Summarized quarterly financial data are as follows (thousands, except per-unit amounts):

	Quarter of 2009
	First	Second	Third	Fourth
Equity earnings from investment in Northwest	$14,318	$12,307	$13,391	$13,762
Net income	13,655	11,560	12,480	13,126
Basic and diluted net income per limited partner unit:
Common units	0.41	0.35	0.38	0.39
Subordinated units	0.41	0.35	0.38	0.39

	Quarter of 2008
	First		Second	Third	Fourth
Equity earnings from investment in Northwest	$13,355	(a)	$12,490	$14,433	$14,102
Net income	12,855	(a)	11,867	13,863	13,295
Basic and diluted net income per limited partner unit:
Common units	0.27		0.36	0.42	0.40
Subordinated units	0.27		0.36	0.42	0.40

(a)	Net income and equity earnings from investment in Northwest for the first quarter of 2008 include $4,002 of Predecessor equity earnings from investment in Northwest Pipeline GP, representing the first twenty-three days of January 2008.
Note 11. Disclosures About the Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
     Cash, cash equivalents — The carrying amounts of these items approximates their fair value.

NORTHWEST’S MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Northwest’s management’s report on its internal control over financial reporting provides:
     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities Exchange Act of 1934). Our internal controls over financial reporting are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Treasurer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Previously, our management had concluded that our internal control over financial reporting was effective for the period ended December 31, 2008. In the first quarter of 2010, we identified a material weakness related to the manner in which we presented and recognized pension and post retirement obligations in certain benefit plans for which our parent is the plan sponsor.
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     As discussed further in Note 2 of the Notes to Consolidated Financial Statements, we previously recorded parent-allocated amounts related to these plans on a single-employer basis rather than a multi-employer accounting model. As the plan assets are not legally segregated and we are not contractually required to assume these obligations upon withdrawal, we have now concluded that the appropriate accounting model for these historical financial statements is a multi-employer model. The error was significant to the Statement of Comprehensive Income for the period ended December 31, 2008. The impact of the correction also increased Owners’ Equity and reduced non-current assets and liabilities. It did not have an impact on our 2008 Net Income, nor did it have any impact on our 2008 Statement of Cash Flows.
     Based upon our current assessment, which considered the material weakness described above, our management concluded that our internal control over financial reporting was not effective at December 31, 2008. Our management also concluded that our internal control over financial reporting was not effective at December 31, 2009.
     We have corrected our method of accounting to the multi-employer model, and this change is reflected in our financial statements for the period ended December 31, 2009. We have also enhanced our controls that ensure proper selection and application of generally accepted accounting principles.
     This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Management Committee of Northwest Pipeline GP
     We have audited the accompanying consolidated balance sheets of Northwest Pipeline GP as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, owner’s equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Pipeline GP at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, the Company restated its consolidated balance sheet as of December 31, 2008 and the related consolidated statements of comprehensive income, and owner’s equity for each of the two years then ended, as a result of the correction of an error related to pension and other postretirement benefit obligations in certain benefit plans for which their parent, The Williams Companies, Inc., is the plan sponsor.
/s/ Ernst & Young LLP
Houston, Texas
February 23, 2010

NORTHWEST PIPELINE GP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)

OPERATING REVENUES	$434,379	$434,854	$421,851

OPERATING EXPENSES:
General and administrative	64,657	60,403	65,772
Operation and maintenance	71,085	72,831	66,847
Depreciation	86,373	86,184	84,731
Regulatory credits	(2,403)	(2,617)	(3,663)
Taxes, other than income taxes	14,158	16,875	13,997
Regulatory liability reversal	—	—	(16,562)

Total operating expenses	233,870	233,676	211,122

Operating income	200,509	201,178	210,729

OTHER INCOME — net:
Interest income —
Affiliated	74	813	2,983
Other	16	6	2,681
Allowance for equity funds used during construction	1,996	812	2,091
Miscellaneous other income (expense), net	(135)	(8)	(517)
Contract termination income	—	—	18,199

Total other income — net	1,951	1,623	25,437

INTEREST CHARGES:
Interest on long-term debt	44,439	42,290	46,828
Other interest	5,414	5,571	5,585
Allowance for borrowed funds used during construction	(1,044)	(431)	(1,306)

Total interest charges	48,809	47,430	51,107

INCOME BEFORE INCOME TAXES	153,651	155,371	185,059
PROVISION (BENEFIT) FOR INCOME TAXES (Note 7)	—	—	(254,667)

NET INCOME	$153,651	$155,371	$439,726

CASH DISTRIBUTIONS/DIVIDENDS	$135,000	$419,342	$109,770

See accompanying notes to consolidated financial statements.

NORTHWEST PIPELINE GP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
		(Restated)
	(Thousands of dollars)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$402	$345
Advances to affiliate	—	65,977
Accounts receivable —
Trade	40,442	40,116
Affiliated companies	4,514	1,230
Materials and supplies, less reserves of $11 for 2009 and $111 for 2008	9,960	9,817
Exchange gas due from others	4,089	17,000
Exchange gas offset	10,288	—
Prepayments and other	4,241	5,985

Total current assets	73,936	140,470

PROPERTY, PLANT AND EQUIPMENT, at cost	2,887,021	2,765,520
Less — Accumulated depreciation	950,708	901,613

Total property, plant and equipment, net	1,936,313	1,863,907

OTHER ASSETS:
Deferred charges	13,996	18,853
Regulatory assets	57,032	55,582

Total other assets	71,028	74,435

Total assets	$2,081,277	$2,078,812

LIABILITIES AND OWNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable —
Trade	$17,552	$12,172
Affiliated companies	12,136	6,484
Accrued liabilities —
Taxes, other than income taxes	8,176	10,019
Interest	4,045	4,045
Employee costs	9,435	10,426
Exchange gas due to others	14,377	12,165
Exchange gas offset	—	4,835
Other	5,839	8,784

Total current liabilities	71,560	68,930

LONG-TERM DEBT	693,437	693,240
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	109,130	106,095
CONTINGENT LIABILITIES AND COMMITMENTS
OWNERS’ EQUITY:
Owners’ capital	1,027,862	978,682
Loan to affiliate	(105,431)	(34,265)
Retained earnings	284,319	265,668
Accumulated other comprehensive income	400	462

Total owners’ equity	1,207,150	1,210,547

Total liabilities and owners’ equity	$2,081,277	$2,078,812

See accompanying notes to consolidated financial statements.

NORTHWEST PIPELINE GP
CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY

	Years Ended December 31,
	2009	2008	2007
		(Restated)	(Restated)
	(Thousands of dollars, except per share amounts)
Common stock, par value $1 per share, authorized, 1,000 shares
Balance at beginning of period, outstanding, 1,000 shares for 2007	$—	$—	$1
Conversion to GP	—	—	(1)

Balance at end of period	—	—	—

Additional paid-in capital —
Balance at beginning of period	—	—	977,021
Conversion to GP	—	—	(977,021)

Balance at end of period	—	—	—

Partners’ capital —
Balance at beginning of period	978,682	977,022	—
Capital contribution from partner	49,180	1,660	—
Conversion to GP	—	—	977,022

Balance at end of period	1,027,862	978,682	977,022

Loans (to) from affiliate —
Balance at beginning of period	(34,265)	(29,186)	(29,364)
Loans (to) from affiliate	(71,166)	(5,079)	178

Balance at end of period	(105,431)	(34,265)	(29,186)

Retained earnings (deficit) —
Balance at beginning of period	265,668	228,739	(101,214)
Net income	153,651	155,371	439,726
Cash distributions	(135,000)	(419,342)	(109,770)
Sale of partnership interest	—	300,900	—
Other	—	—	(3)

Balance at end of period	284,319	265,668	228,739

Accumulated other comprehensive income (loss) —
Balance at beginning of period	462	523	365
Cash flow hedges:
Reclassification of gain into earnings	(62)	(61)	(62)
Elimination of deferred income taxes	—	—	220

Balance at end of period	400	462	523

Total owners’ equity	$1,207,150	$1,210,547	$1,177,098

See accompanying notes to consolidated financial statements.

NORTHWEST PIPELINE GP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2009	2008	2007
		(Restated)	(Restated)
	(Thousands of dollars)

Net Income	$153,651	$155,371	$439,726
Cash Flow Hedges:
Amortization of cash flow hedges	(62)	(61)	(62)
Elimination of deferred income taxes	—	—	220

Total comprehensive income	$153,589	$155,310	$439,884

See accompanying notes to consolidated financial statements.

NORTHWEST PIPELINE GP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
		(Restated)	(Restated)
	(Thousands of dollars)
OPERATING ACTIVITIES:
Net Income	$153,651	$155,371	$439,726
Adjustments to reconcile to net cash provided by operating activities —
Depreciation	86,373	86,184	84,731
Regulatory credits	(2,403)	(2,617)	(3,663)
Gain on sale of property, plant and equipment	(508)	(378)	—
Provision (benefit) for deferred income taxes	—	—	(289,229)
Amortization of deferred charges and credits	12,561	8,589	9,783
Allowance for equity funds used during construction	(1,996)	(812)	(2,091)
Reserve for doubtful accounts	—	(7)	(46)
Regulatory liability reversal	—	—	(16,562)
Contract termination income	—	—	(6,045)
Cash provided (used) by changes in current assets and liabilities:
Trade accounts receivable	(326)	580	(8,413)
Affiliated receivables, including income taxes in 2007	(3,284)	2,284	(2,923)
Exchange gas due from others	2,623	4,583	(1,654)
Materials and supplies	(143)	527	(331)
Other current assets	1,744	943	1,017
Trade accounts payable	(828)	(2,599)	4,653
Affiliated payables, including income taxes in 2007	275	(6,572)	(5,259)
Exchange gas due to others	(2,623)	(4,583)	1,654
Other accrued liabilities	(533)	3,083	2,105
Changes in noncurrent assets and liabilities:
Deferred charges	(4,580)	(423)	(9,769)
Other deferred credits	(5,205)	(5,139)	7,673

Net cash provided by operating activities	234,798	239,014	205,357

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	249,333	434,362
Retirement of long-term debt	—	(250,000)	(252,867)
Early retirement of long-term debt	—	—	(175,000)
Debt issuance costs	—	(2,027)	(2,059)
Premium on early retirement of long-term debt	—	—	(7,111)
Capital contribution from parent	49,180	1,660	—
Proceeds from sale of partnership interest	—	300,900	—
Distributions paid	(135,000)	(419,342)	(109,770)
Changes in cash overdrafts	2,212	(7,372)	(30,078)

Net cash used in financing activities	(83,608)	(126,848)	(142,523)

INVESTING ACTIVITIES:
Property, plant and equipment —
Capital expenditures*	(152,580)	(88,478)	(156,761)
Proceeds from sales	2,234	3,065	2,257
Proceeds from sale of Parachute facilities	—	—	79,770
Repayments from (advances to) affiliates	(787)	(26,905)	10,908

Net cash used in investing activities	(151,133)	(112,318)	(63,826)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57	(152)	(992)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	345	497	1,489

CASH AND CASH EQUIVALENTS AT END OF YEAR	$402	$345	$497

* Increases to property, plant and equipment	$(156,576)	$(78,566)	$(157,163)
Changes in related accounts payable and accrued liabilities	3,996	(9,912)	402

Capital expenditures	$(152,580)	$(88,478)	$(156,761)

Supplemental disclosures of non-cash transactions:
Adjustment to owners’ equity for benefit plans correction	$(4,402)	$(5,079)	$178
Advances to affiliates reclassified to owners’ equity	66,764	—	—
See accompanying notes to consolidated financial statements.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Corporate Structure and Control
     Northwest Pipeline GP (“Northwest”) is a Delaware general partnership whose purpose is generally to own and operate the Northwest interstate pipeline system and related facilities and to conduct such other business activities as its management committee may from time to time determine, provided that such activity either generates “qualifying income” (as defined in Section 7704 of the Internal Revenue Code of 1986) or enhances operations that generate such qualified income. Because we are a general partnership, we are not subject to federal and state income taxes. Coincident with our conversion to a general partnership on October 1, 2007, we reversed deferred income tax liabilities of approximately $311.8 million to income and $10.2 million of deferred income tax assets to other comprehensive income.
     On January 24, 2008, Williams Pipeline Partners L.P. (“WMZ”) (previously a wholly-owned subsidiary of The Williams Companies, Inc. (“Williams”)) completed its initial public offering of limited partnership units, the net proceeds of which were used to acquire a 15.9 percent interest in Northwest. Williams contributed 19.1 percent of its ownership in Northwest in return for limited and general partnership interests in WMZ. Northwest received net proceeds of $300.9 million on January 24, 2008 from WMZ for the purchase of its 15.9 percent interest, and Northwest in turn made a distribution to Williams of $300.9 million. After these transactions, Northwest was owned 35 percent by WMZ and 65 percent by WGPC Holdings LLC, a wholly-owned subsidiary of Williams. Through its ownership interests in each of our partners, Williams directly and indirectly owns 81.7 percent of Northwest as of December 31, 2009.
     On February 17, 2010, Williams completed a strategic restructuring, pursuant to which Williams contributed its ownership in WGPC Holdings LLC to Williams Partners L.P. (“WPZ”), a publicly traded Delaware limited partnership which is controlled by and consolidated with Williams in 2005. Through its ownership interests in each of our partners, Williams indirectly owns 71.3 percent of Northwest as of February 17, 2010.
     On January 19, 2010, WPZ announced that it intends to conduct an exchange offer for the outstanding publicly traded common units of WMZ (the “WMZ Exchange Offer”). Subject to the successful consummation of the WMZ Exchange Offer, WPZ will own a 100 percent interest in Northwest and Williams will hold an approximate 80 percent interest in WPZ.
     Northwest is not an employer. Services are provided to Northwest by Northwest Pipeline Services LLC, a consolidated affiliate. Northwest reimburses Northwest Pipeline Services LLC for the costs of the employees including compensation and employee benefit plan costs and all related administrative costs.
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

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Accounting Standards Codification Regulated Operations (“Topic 980”) provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Topic 980, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, in order to provide for recovery from or refund to customers in future periods. The accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. At December 31, 2009 and 2008, we had approximately $59.2 million and $57.8 million, respectively, of regulatory assets primarily related to equity funds used during construction, levelized incremental depreciation, asset retirement obligations, environmental costs and other post-employment benefits, and approximately $15.1 million and $14.7 million, respectively, of regulatory liabilities related to postretirement benefits and asset retirement obligations included on the accompanying Balance Sheet.
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
     Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) litigation-related contingencies; 2) environmental remediation obligations; 3) impairment assessments of long-lived assets; 4) depreciation; and 5) asset retirement obligations.
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
     Depreciation is provided by the straight-line method by class of assets for property, plant and equipment. The annual weighted average composite depreciation rate recorded for transmission and storage plant was 2.77 percent, 2.79 percent and 2.76 percent for 2009, 2008 and 2007, respectively, including an allowance for negative salvage.
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
     We recorded regulatory credits totaling $2.4 million in 2009, $2.6 million in 2008, and $3.7 million in 2007 in the accompanying Statements of Income. These credits relate primarily to the levelized depreciation for the Evergreen Project discussed above. The accompanying Balance Sheet reflects the related regulatory assets of $30.8 million at December 31, 2009, and $28.4 million at December 31, 2008. Such amounts will be amortized over the primary terms of the shipper agreements as such costs are collected through rates.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We record an asset and a liability equal to the present value of each expected future asset retirement obligation (“ARO”). The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset with the offset to a regulatory asset. We measure changes in the liability due to passage of time by applying an interest rate to the liability balance. This amount is recognized as an increase in the carrying amount of the liability and is offset by a regulatory asset. The regulatory asset is being recovered through the net negative salvage component of depreciation included in our rates beginning January 1, 2007, and is being amortized to expense consistent with the amounts collected in rates. The regulatory asset balances as of December 31, 2009 and 2008 were $33.8 million and $26.8 million, respectively. The full amount of the regulatory asset is expected to be recovered in future rates.
     The negative salvage component of accumulated depreciation ($29.5 million and $25.6 million at December 31, 2009 and 2008, respectively) was reclassified to a noncurrent regulatory asset or liability and has been netted against the amount of the ARO regulatory asset expected to be collected in rates.
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
     The composite rate used to capitalize AFUDC was approximately 9 percent for 2009, 2008 and 2007. Equity AFUDC of $2.0 million, $0.8 million and $2.1 million for 2009, 2008 and 2007, respectively, is reflected in Other Income — net.
Regulatory Allowance for Equity Funds Used During Construction
     Prior to our conversion to a general partnership on October 1, 2007, we recorded a regulatory asset in connection with deferred income taxes associated with equity AFUDC. Since we are no longer subject to income tax following the conversion, we do not record additions to the regulatory asset associated with equity AFUDC. The pre-conversion unamortized balance of this regulatory asset will continue to be amortized consistent with the amount being recovered in rates.
Advances to Affiliates
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. The advances are represented by demand notes. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectability is reasonably assured. Historically, the interest rate on intercompany demand notes was based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter, which was 7.83 percent at December 31, 2007. Beginning in 2008, the interest rate on these demand notes was based upon the overnight investment rate paid on Williams’ excess cash, which was 0.05 percent and zero percent at December 31, 2009 and 2008, respectively.
     In accordance with Williams’ restructuring of its business, our participation in Williams’ cash management program was terminated. In February 2010, our management committee authorized a cash distribution which included the amount of our outstanding advances as of January 31, 2010. Accordingly, the balance outstanding at December 31, 2009 is reflected as a reduction of our Owners’ Equity as the advances will not be available to us as working capital. As a result of the restructuring, we will become a participant in the WPZ cash management program.
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

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Through September 30, 2007, we used the liability method of accounting for income taxes which required, among other things, provisions for all temporary differences between the financial basis and the tax basis in our assets and liabilities and adjustments to the existing deferred tax balances for changes in tax rates. Following our conversion to a general partnership on October 1, 2007, we are no longer subject to income tax. (See Note 7.)
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
Revenue Recognition
     Our revenues are primarily from services pursuant to long term firm transportation and storage agreements. These agreements provide for a reservation charge based on the volume of contracted capacity and a volumetric charge based on the volume of gas delivered, both at rates specified in our FERC tariffs. We recognize revenues for reservation charges ratably over the contract period regardless of the volume of natural gas that is transported or stored. Revenues for volumetric charges, from both firm and interruptible

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transportation services and storage injection and withdrawal services, are recognized when natural gas is scheduled to be delivered at the agreed upon delivery point or when the natural gas is scheduled to be injected or withdrawn from the storage facility.
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
     As a result of the ratemaking process, certain revenues collected by us may be subject to possible refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel and other risks. At December 31, 2009, we had no rate refund liabilities.
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
Interest Payments
     Cash payments for interest were $44.5 million, $43.1 million and $49.7 million in 2009, 2008 and 2007, respectively.
Subsequent Events
     We have evaluated our disclosure of subsequent events through the time of filing this Form 10-K with the SEC on February 23, 2010.
Accounting Standards Issued But Not Yet Adopted
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”). This Update amends Interpretation 46(R) to require an entity to perform a qualitative analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE. ASU No. 2009-17 amends Interpretation 46(R) to replace the quantitative-based risks and rewards approach previously required for determining the primary beneficiary of a VIE. ASU No. 2009-17 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. We will assess the application of this Statement on our Consolidated Financial Statements.
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This Update requires new disclosures regarding the amount of transfers in or out of levels 1 and 2 along with the reason for such transfers and also requires a greater level of disaggregation when disclosing valuation techniques and inputs used in estimating level 2 and level 3 fair value measurements. This Update also includes conforming

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. The disclosures will be required for reporting beginning in the first quarter of 2010. Also, beginning with the first quarter of 2011, the Standard requires additional categorization of items included in the rollforward of activity for level 3 inputs on a gross basis. We are assessing the application of this Standard to disclosures in our Consolidated Financial Statements.
Change in Accounting Estimate
     In the second quarter of 2007, we recorded $16.6 million in income for a change in accounting estimate related to a pension regulatory liability. For the tax-qualified pension plans, we had historically recorded a regulatory asset or liability for the difference between pension expense and the amount we funded as a contribution to our pension plans. As a result of additional information, including the most recent rate filing, we re-assessed the probability of refunding or recovering this difference and concluded that it was not probable that it would be refundable or recoverable in future rates.
Note 2. Restatement
     On January 20, 2010, we concluded that our financial statements for the year ended December 31, 2008 should be restated due to the manner in which we have presented and recognized pension and postretirement obligations in certain benefit plans for which Williams is the plan sponsor. We have previously recorded allocated amounts related to these plans on a single-employer basis rather than a multi-employer accounting model. As the plan assets are not legally segregated and we are not contractually required to assume these obligations upon withdrawal, we have now concluded that the appropriate accounting model for these historical financial statements is a multi-employer model.
     We participate in pension and postretirement benefit plans sponsored by Williams. However, we have historically accounted for these plans as if they were our own. We have now determined that ASC 715-30-55-63 requires us to account for the plans as if we are a participant in a multi-employer plan. This error in methodology had the most significant impact to our financial statements for the year ended December 31, 2008. In that year, we recognized a significant Williams-allocated actuarial loss on our Consolidated Balance Sheet, Consolidated Statement of Owners’ Equity and Consolidated Statement of Comprehensive Income. We have determined that the error was significant to the Statement of Comprehensive Income for the year ended December 31, 2008. For this period, Comprehensive Income should have approximated Net Income. The effect of the adjustments to Comprehensive Income is an increase of $39.4 million in 2008 and $2.4 million in 2007, respectively. The impact of this error correction also increased Owners’ Equity and reduced noncurrent assets and liabilities at December 31, 2008, with an offsetting impact to Loans to Affiliate, which is presented as a reduction to Owners’ Equity (See Note 1). The impact of the error correction did not have an impact on our 2008 or 2007 Net Income as our expense recognized approximated our contributions to the Williams’-sponsored plans, nor did it have any impact on our 2008 or 2007 Consolidated Statements of Cash Flows.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following schedules reconcile the amounts previously reported in our consolidated Financial Statements as of December 31, 2008 and for the years ended December 31, 2008 and 2007.

December 31,
2008
(Thousands of
dollars)

Consolidated Balance Sheet:

Deferred charges, as previously reported	$22,213
Correction to remove benefit plan assets	3,360

Deferred charges, as restated	$18,853

Total other assets, as previously reported	$77,795
Correction to remove benefit plan assets	3,360

Total other assets, as restated	$74,435

Total assets, as previously reported	$2,082,172
Correction to remove benefit plan assets	3,360

Total assets, as restated	$2,078,812

Accrued Liabilities —
Employee costs, as previously reported	$10,505
Correction to remove benefit plan liabilities	79

Employee costs, as restated	$10,426

Total current liabilities, as previously reported	$69,009
Correction to remove benefit plan liabilities	79

Total current liabilities, as restated	$68,930

Deferred credits and other noncurrent liabilities, as previously reported	$135,209
Correction to remove benefit plan liabilities	29,114

Deferred credits and other noncurrent liabilities, as restated	$106,095

Loan to affiliate, as previously reported	$—
Correction to remove benefit plan assets and liabilities	34,265

Loan to affiliate, as restated	$(34,265)

Accumulated other comprehensive loss, as previously reported	$(59,636)
Correction to remove benefit plans	(60,098)

Accumulated other comprehensive income, as restated	$462

Total owners’ equity, as previously reported	$1,184,714
Correction to remove benefit plan assets, liabilities, and other comprehensive loss	(25,833)

Total owners’ equity, as restated	$1,210,547

Total liabilities and owners’ equity, as previously reported	$2,082,172
Correction to remove benefit plan assets, liabilities, and other comprehensive loss	3,360

Total liabilities and owners’ equity, as restated	$2,078,812

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2008	2007
	(Thousands of dollars)
Consolidated Statements of Owners’ Equity:
Loan to affiliate —
Balance at beginning of period, as previously reported	$—	$—
Cumulative amount of benefit plans correction	—	(29,364)

Balance at beginning of period, as restated	(29,186)	(29,364)
Loans (to) from affiliate	(5,079)	178

Balance at end of period	$(34,265)	$(29,186)

Accumulated other comprehensive income (loss) —
Balance at beginning of period, as previously reported	$—	$(17,863)
Cumulative amount of benefit plans correction	—	18,228

Balance at beginning of period, as restated	523	365
Cash flow hedges:
Reclassification of gain into earnings	(61)	(62)
Elimination of deferred income taxes	—	220

Balance at end of period	$462	$523

	Years Ended December 31,
	2008	2007
	(Thousands of dollars)
Consolidated Statements of Comprehensive Income:
Total comprehensive income, as previously reported	$115,880	$437,444
Correction to remove benefit plans	(39,430)	(2,440)

Total comprehensive income, as restated	$155,310	$439,884

Note 3. Rate and Regulatory Matters
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
     As contemplated in the application for amendment, Parachute leased the facilities back to us, and we continued to operate the facilities under the FERC certificate. Under the terms of the lease, we paid Parachute monthly rent equal to the revenues collected from transportation services on the lateral, less 3 percent to cover costs related to the operation of the lateral. The lease was terminated on August 1, 2009, and Parachute assumed full operational control and responsibility for the Parachute Lateral.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Contingent Liabilities and Commitments
Legal Proceedings
     We are party to legal, administrative, and regulatory proceedings arising in the ordinary course of business.
Environmental Matters
     We are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of our business. Except as discussed below, our management believes that we are in substantial compliance with existing environmental requirements. Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. We believe that, with respect to any expenditures required to meet applicable standards and regulations, FERC would grant the requisite rate relief so that substantially all of such expenditures would be permitted to be recovered through rates. We believe that compliance with applicable environmental requirements is not likely to have a material effect upon our financial position or results of operations.
     Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (“PCB”), contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) in the late 1980s and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities needed to bring the sites up to Washington’s current environmental standards. At December 31, 2009, we had accrued liabilities totaling approximately $7.8 million for these costs which are expected to be incurred through 2015. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We consider these costs associated with compliance with environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
     In March 2008, the EPA issued new air quality standards for ground level ozone, but in September 2009, the EPA announced that it would reconsider those standards. In January 2010, the EPA proposed standards more stringent than the March 2008 standards. The EPA expects that these proposed standards will be final in August 2010 and that new eight-hour ozone non-attainment areas will be designated in July 2011. The new standards and non-attainment areas will likely impact the operations of our interstate gas pipeline and cause us to incur additional capital expenditures. At this time, we are unable to estimate the cost of the additions that may be required to meet these regulations. We expect that costs associated with these compliance efforts will be recoverable through rates.
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and associated remediation will be primarily capital in nature and range between $65 million and $85 million over the remaining assessment period of 2010 through 2012. Our management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Other Matters
     In addition to the foregoing, various other proceedings are pending against us incidental to our operations.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary
     Litigation, arbitration, regulatory matters, environmental matters, and safety matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a material adverse effect on our future liquidity or financial position.
Other Commitments
     We have commitments for construction and acquisition of property, plant and equipment of approximately $13.4 million at December 31, 2009.
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
     In accordance with Williams’ restructuring of its business, our participation in the Williams’ cash management program was terminated. In February 2010, our management committee authorized a cash distribution which included the amount of our outstanding advances as of January 31, 2010. Accordingly, the balance outstanding at December 31, 2009 is reflected as a reduction of our Owners’ Equity as the advances will not be available to us as working capital. As a result of the restructuring, we will become a participant in the WPZ cash management program.
     In January 2008, we received net proceeds of $300.9 million from Williams Pipeline Partners L.P. for its purchase of a partnership interest and we made a distribution of $300.9 million to Williams. During the year ended December 31, 2008, we declared and paid equity distributions of $118.4 million to our partners, including $8.8 million to Williams representing available cash prior to Williams Pipeline Partners L.P.’s acquisition of its interest in us. Of this amount, $7.8 million represents the portion allocated to our partners prior to the acquisition. During the year ended December 31, 2009, we declared and paid equity distributions of $135.0 million to our partners. In January 2010, we declared and paid equity distributions of $36.0 million to our partners.
Note 5. Debt, Financing Arrangements and Leases
Debt Covenants
     Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
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

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Long-term debt consists of the following:

	December 31,
	2009	2008
	(Thousands of dollars)
5.95%, payable 2017	$184,535	$184,471
6.05%, payable 2018	249,440	249,374
7.00%, payable 2016	174,643	174,587
7.125%, payable 2025	84,819	84,808

Total long-term debt	$693,437	$693,240

     As of December 31, 2009, cumulative sinking fund requirements and other maturities of long-term debt (at face value) for each of the next five years are as follows:

(Thousands of dollars)
2010	$—
2011	—
2012	—
2013	—
2014	—
Thereafter	695,000

Total	$695,000

Line-of-Credit Arrangements
     Williams has an unsecured, $1.5 billion credit facility (“Credit Facility”) with a maturity date of May 1, 2012. Prior to Williams’ restructuring, we had access to $400 million under the Credit Facility to the extent not otherwise utilized by Williams. Williams expects that its ability to borrow under the Credit Facility is reduced by $70 million due to the bankruptcy of a participating bank. Consequently, we expect our ability to borrow under the Credit Facility is reduced by approximately $18.7 million. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin, or a periodic fixed rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent) based on the unused portion of the Credit Facility. The margins and commitment fee are generally based on the specific borrower’s senior unsecured long-term debt ratings. As of December 31, 2009, there were no letters of credit issued by the participating institutions and no revolving credit loans outstanding. We did not access the Credit Facility in 2009 or 2008.
     Significant financial covenants under the Credit Facility include the following:
•	Williams’ ratio of debt to capitalization must be no greater than 65 percent. Williams was in compliance with this covenant at December 31, 2009.

•	Our ratio of debt to capitalization and that of another participating subsidiary of Williams must be no greater than 55 percent. We were in compliance with this covenant at December 31, 2009.
     On February 17, 2010, Williams completed a strategic restructuring, pursuant to which Williams contributed substantially all of its domestic midstream and pipeline businesses, which includes us, into WPZ. We are now a partially-owned subsidiary of WPZ. As part of the restructuring, we were removed as borrowers under the Credit Facility, and on February 17, 2010, we entered into a new $1.75 billion three-year senior unsecured revolving credit facility (“New Credit Facility”) with WPZ and Transcontinental Gas Pipe Line Company, LLC (“Transco”), as co-borrowers, and Citibank N.A., as administrative agent, and certain other lenders named therein. The full amount of the New Credit Facility is available to WPZ, and may be increased by up to an additional $250 million. We may borrow up to $400 million under the New Credit Facility to the extent not otherwise utilized by WPZ and Transco. At closing, WPZ borrowed $250 million under the New Credit Facility to repay the term loan outstanding under its existing senior unsecured credit agreement.
     Interest on borrowings under the New Credit Facility is payable at rates per annum equal to, at the option of the borrower: (1) a fluctuating base rate equal to Citibank, N.A.’s adjusted base rate plus the applicable margin, or (2) a periodic fixed rate equal to

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
LIBOR plus the applicable margin. The adjusted base rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) Citibank, N.A.’s publicly announced base rate, and (iii) one-month LIBOR plus 1.0 percent. WPZ pays a commitment fee (currently 0.5 percent) based on the unused portion of the New Credit Facility. The applicable margin and the commitment fee are determined by reference to a pricing schedule based on a borrower’s senior unsecured debt ratings.
     The New Credit Facility contains various covenants that limit, among other things, a borrower’s and its respective subsidiaries’ ability to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, and allow any material change in the nature of its business.
     Under the New Credit Facility, WPZ is required to maintain a ratio of debt to Earnings Before Income Taxes, Interest, Depreciation and Amortization (“EBITDA”) (each as defined in the New Credit Facility) of no greater than 5.00 to 1.00 for itself and its consolidated subsidiaries. For us and our consolidated subsidiaries, the ratio of debt to capitalization (defined as net worth plus debt) is not permitted to be greater than 55 percent. Each of the above ratios will be tested beginning June 30, 2010 at the end of each fiscal quarter, and the debt to EBITDA ratio is measured on a rolling four-quarter basis.
     The New Credit Facility includes customary events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross-payment defaults, cross acceleration, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default with respect to a borrower occurs under the New Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the New Credit Facility and exercise other rights and remedies.
Leases
     Our leasing arrangements include mostly premise and equipment leases that are classified as operating leases.
     Through September 30, 2009, the major operating lease was a leveraged lease for our headquarters building, which became effective during 1982. The agreement had an initial term of approximately 27 years, with options for consecutive renewal terms of approximately 9 years and 10 years. As required by the terms of the lease, we exercised our option to renew the term of the lease for approximately 9 years, beginning October 1, 2009. The major component of the lease payment was set through the initial and first renewal terms of the lease. Various purchase options existed under the building lease, including options involving adverse regulatory developments. Through September 30, 2009, we subleased portions of our headquarters building to third parties under agreements with varying terms. This leveraged lease for our headquarters building was assigned to a third party effective October 1, 2009.
     Effective October 1, 2009, we entered into an agreement to lease office space from a third party. The agreement has an initial term of approximately 10 years, with an option to renew for an additional 5 or 10 year term.
     Following are the estimated future minimum annual rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year:

(Thousands of dollars)
2010	$2,284
2011	2,284
2012	2,284
2013	2,284
2014	2,285

Total	$11,421

     Operating lease rental expense, net of sublease revenues, amounted to $3.6 million, $4.9 million, and $4.9 million for 2009, 2008 and 2007, respectively.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On December 31, 2007, in connection with the sale of Parachute to an affiliate of Williams, Parachute leased the facilities back to us. We continued to operate the facilities under the FERC certificate through July 31, 2009. The lease terminated on August 1, 2009. Under the terms of the lease, we paid Parachute monthly rent equal to the revenues collected from transportation services on the Parachute Lateral, less 3 percent to cover costs related to the operation of the lateral.
Note 6. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
     We participate in pension and other postretirement benefit plans sponsored by Williams. We account for these plans on the multi-employer accounting model in which we expense the amounts billed to us by Williams or other Williams’ affiliates for our participation in these plans. We recognized pension expense of $7.5 million in 2009, $3.5 million in 2008 and $4.0 million in 2007. No other postretirement benefit expense was recognized in 2009, 2008 or 2007.
Defined Contribution Plan
     Employees participate in a Williams’ defined contribution plan. We recognized compensation expense of $2.2 million in 2009, $2.1 million in 2008 and $2.0 million in 2007 for Williams’ company matching contributions to this plan.
Stock-Based Compensation
Plan Information
     The Williams Companies, Inc. 2007 Incentive Plan (“Plan”) was approved by stockholders on May 17, 2007. The Plan provides for Williams common-stock-based awards to both employees and non-management directors. The Plan permits the granting of various types of awards including, but not limited to, stock options and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved.
     Williams currently bills us directly for compensation expense related to stock-based compensation awards granted directly to our employees based on the fair value of the options. We are also billed for our proportionate share of both Williams Gas Pipeline Company, LLC’s (“WGP”) and Williams’ stock-based compensation expense through various allocation processes.
Accounting for Stock-Based Compensation
     Compensation cost for share-based awards is based on the grant date fair value. The performance targets for certain performance based restricted stock units have not been established and therefore, expense is not currently recognized. Expense associated with these performance-based awards will be recognized in future periods when performance targets are established.
     Total stock-based compensation expense, included in administrative and general expenses, for the years ended December 31, 2009, 2008 and 2007 was $1.3 million, $1.0 million and $1.1 million, respectively, excluding amounts allocated from WGP and Williams.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7. Income Taxes
     Following our conversion to a general partnership on October 1, 2007, we are no longer subject to income tax.
     The benefit for income taxes includes:

	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
Current:
Federal	$—	$—	$30,888
State	—	—	3,674

	—	—	34,562

Deferred:
Federal	—	—	(258,459)
State	—	—	(30,770)

	—	—	(289,229)

Total benefit	$—	$—	$(254,667)

     A reconciliation of the statutory Federal income tax rate to the benefit for income taxes is as follows:

	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
Provision at statutory Federal income tax rate of 35 percent(1)	$—	$—	$52,831
Increase (decrease) in tax provision resulting from —
State income taxes net of Federal tax benefit	—	—	3,948
Book/tax basis reconciliation adjustment	—	—	—
Other — net	—	—	330

Provision for income taxes prior to conversion from a corporation to a partnership	$—	$—	$57,109

Effective tax rate prior to conversion from a corporation to a partnership	—%	—%	37.83%

Provision for income taxes prior to conversion from a corporation to a partnership	$—	$—	$57,109
Conversion from a corporation to a partnership	—	—	(311,776)

Total provision (benefit) for income taxes	$—	$—	$(254,667)

(1)	Following our conversion to a general partnership on October 1, 2007, we are no longer subject to income tax. The provision for income taxes shown herein for 2007 reflects the provision through September 30, 2007. Subsequent to the conversion to a general partnership on October 1, 2007, all deferred income taxes were eliminated and we no longer provide for income taxes.
     No cash payments for income taxes were made to or received from Williams in 2009 or 2008. Net cash payments (received from) made to Williams for income taxes were $37.7 million in 2007.
Note 8. Financial Instruments
Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
     Cash, cash equivalents and advances to affiliate — The carrying amounts of these items approximates their fair value.
     Long-term debt — The fair value of our publicly traded long-term debt is valued using indicative year-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings. The

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
carrying amount and estimated fair value of our long term debt, including current maturities, were $693.4 million and $753.2 million, respectively, at December 31, 2009, and $693.2 million and $572.0 million, respectively, at December 31, 2008.
Note 9. Transactions with Major Customers and Affiliates
Concentration of Off-Balance Sheet and Other Credit Risk
     During the periods presented, more than 10 percent of our operating revenues were generated from each of the following customers:

	Years Ended December 31,
	2009	2008		2007
	(Thousands of dollars)
Puget Sound Energy, Inc.	$94,508	$89,988		$85,059
Northwest Natural Gas Co.	49,256	(a	)	48,648

(a)	Under 10 percent in 2008.
     Our major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are regularly evaluated and historical collection losses have been minimal.
Related Party Transactions
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At December 31, 2009 and 2008, the advances due to us by Williams totaled approximately $66.8 million and $66.0 million, respectively. The advances are represented by demand notes. Historically, the interest rate on intercompany demand notes was based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter, which was 7.83 percent at December 31, 2007. Beginning in 2008, the interest rate on these demand notes was based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 0.05 percent and zero percent at December 31, 2009 and 2008, respectively. We received interest income from advances to Williams of $74 thousand, $813 thousand, and $2,983 thousand during 2009, 2008 and 2007, respectively. Such interest income is included in “Other Income — net: Interest income — Affiliated” on the accompanying Consolidated Statements of Income. In accordance with Williams’ restructuring of its business, our participation in the Williams’ cash management program was terminated. In February 2010, our management committee authorized a cash distribution which included the amount of our outstanding advances as of January 31, 2010. Accordingly, the balance outstanding at December 31, 2009 is reflected as a reduction of our Owners’ Equity as the advances will not be available to us as working capital. As a result of the restructuring, we will become a participant in the WPZ cash management program.
     Williams’ corporate overhead expenses allocated to us were $19.7 million, $16.9 million and $19.6 million for 2009, 2008 and 2007, respectively. Such expenses have been allocated to us by Williams primarily based on the Modified Massachusetts formula, which is a FERC-approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, accounting, internal audit, human resources and other administrative services to us on a direct charge basis, which totaled $16.3 million, $15.8 million and $16.6 million for 2009, 2008 and 2007, respectively. These expenses are included in “General and administrative expense” on the accompanying Consolidated Statements of Income. A portion of such expenses relates to the compensation of our principal executive officer, principal financial officer and three other most highly compensated officers (our Named Executive Officers or NEOs).
     During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities totaled $9.9 million, $14.8 million and $11.8 million for 2009, 2008 and 2007, respectively.
     From January 2008 through July 2009, we leased the Parachute Lateral facilities from an affiliate. Under the terms of the operating lease, we paid monthly rent equal to the revenues collected from transportation services on the lateral, less 3 percent to cover costs related to the operation of the lateral. This lease expense, totaling $5.9 million and $10.1 million for the years ended December 31, 2009 and 2008, respectively, is included in “Operation and maintenance expense” on the accompanying Consolidated Statements of Income. The lease was terminated on August 1, 2009.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.
Note 10. Asset Retirement Obligations
     During 2009 and 2008, we adjusted the ARO liability and Property, Plant and Equipment for a change in the inflation and discount rates.
     During 2009 and 2008, our overall asset retirement obligation changed as follows (in thousands):

	2009	2008
Beginning balance	$82,666	$50,423
Accretion	6,068	4,341
New obligations	2,594	116
Obligations transferred to an affiliate	—	—
Changes in estimates of existing obligations	(4,579)	27,790
Obligation settled	—	(4)

Ending Balance	$86,749	$82,666

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
Note 11. Regulatory Assets and Liabilities
     Our regulatory assets and liabilities result from our application of the provisions of Topic 980 and are reflected on our balance sheet. Current regulatory assets are included in prepayments and other. Regulatory liabilities are included in deferred credits and other noncurrent liabilities. These balances are presented on our balance sheet on a gross basis and are recoverable over various periods. Below are the details of our regulatory assets and liabilities as of December 31, 2009 and 2008:

	2009	2008
	(Thousands of dollars)
Current regulatory assets — environmental costs	$2,200	$2,200

Noncurrent regulatory assets
Environmental costs	3,590	5,790
Grossed-up deferred taxes on equity funds used during construction	18,346	19,234
Levelized incremental depreciation	30,801	28,397
Asset retirement obligations, net	4,295	1,189
Other postemployment benefits	—	972

Total noncurrent regulatory assets	57,032	55,582

Total regulatory assets	$59,232	$57,782

Noncurrent regulatory liabilities
Postretirement benefits	$15,134	$14,652

Total regulatory liabilities	$15,134	$14,652

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Quarterly Information (Unaudited)
     The following is a summary of unaudited quarterly financial data for 2009 and 2008:

	Quarter of 2009
	First	Second	Third	Fourth
	(Thousands of dollars)
Operating revenues	$111,548	$107,756	$106,615	$108,460
Operating income	53,152	47,013	49,145	51,199
Net income	40,908	35,162	38,260	39,321

	Quarter of 2008
	First	Second	Third	Fourth
	(Thousands of dollars)
Operating revenues	$107,405	$106,450	$108,542	$112,457
Operating income	49,166	46,676	53,042	52,294
Net income	38,158	35,685	41,236	40,292

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Williams Pipeline Partners LP have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.
     An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Previously, our management had concluded that our Disclosure Controls were effective at a reasonable assurance level at December 31, 2008. Based upon our current evaluation, which considered the material weakness described in Management’s Report on Internal Control Over Financial Reporting, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls were not effective at a reasonable assurance level at December 31, 2008. Our management also concluded that these Disclosure Controls were not effective at a reasonable assurance level at December 31, 2009.
     As discussed in Item 8. Financial Statements and Supplementary Data—Management’s Report on Internal Control Over Financial Reporting and Note 2 of the Williams Pipeline Partners L.P. Notes to Consolidated Financial Statements, in the first quarter of 2010, we identified a material weakness related to the manner in which we presented and recognized pension and postretirement related activity associated with our investment in Northwest. Northwest has corrected its method of accounting for the parent-allocated amounts related to pension and post retirement plans to the multi-employer model. Northwest has also enhanced their controls that ensure proper selection and application of generally accepted accounting principles.
Management’s Annual Report on Internal Control over Financial Reporting
     See report set forth in Item 8, Financial Statements and Supplementary Data.
Changes in Internal Controls Over Financial Reporting
     There have been no changes during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting. However, in the first quarter of 2010, Northwest, our primary asset/business activity, enhanced its controls that ensure proper selection and application of generally accepted accounting principles. Northwest also made the change described above in their method of accounting for parent-allocated amounts related to certain pension and post retirement plans and that change is reflected in our financial statements for the period ended December 31, 2009.
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
     All of our executive management personnel are employees of Williams or one of its subsidiaries and will devote the portion of their time to our business and affairs that is required to manage and conduct our operations. The officers of Williams Pipeline GP LLC devote substantially less than a majority of their time to our business, although we expect the amount of time that they devote may increase or decrease in future periods as our business develops. These officers will manage the day-to-day affairs of our business and operations.
     All of the executive officers of our general partner who oversee the management, operations, corporate development and future acquisition initiatives of our business are also officers of Williams and Williams Partners. Phillip D. Wright, the Chief Operating Officer of our general partner is responsible for the oversight of our affairs.
     H. Brent Austin, Emmitt C. House, and Steven L. Zelkowitz are our independent directors.
     Information for the directors and executive officers of our general partner is set forth below as of February 23, 2010 is set forth below:

Name	Age	Position with Williams Pipeline GP LLC
Steven J. Malcolm	61	Chairman of the Board and Chief Executive Officer
Donald R. Chappel	58	Chief Financial Officer and Director
Phillip D. Wright	54	Chief Operating Officer and Director
James J. Bender	53	General Counsel
Rodney J. Sailor	51	Treasurer and Director
H. Brent Austin	55	Director
Emmitt C. House	59	Director
Steven L. Zelkowitz	60	Director
     Directors are elected to one-year terms. Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.
     Steven J. Malcolm Director since January 24, 2008. Mr. Malcolm has served as chief executive officer and chairman of the board of Williams since January 2002 and May 2002, respectively. He was elected president and chief operating officer of Williams in September 2001. Prior to that, he was an executive vice president of Williams since May 2001, president and chief executive officer of Williams Energy Services, LLC, a subsidiary of Williams, since December 1998 and the senior vice president and general manager of Williams Field Services Company, a subsidiary of Williams, since November 1994, Mr. Malcolm serves as a director of Williams Partners GP LLC, the general partner of Williams Partners L.P. Mr. Malcolm also serves on the boards of BOK Financial Corporation and Bank of Oklahoma N.A.
     Donald R. Chappel Director since January 24, 2008. Mr. Chappel has served as senior vice president and chief financial officer of Williams since April 2003. Mr. Chappel has served as chief financial officer and director of Williams Partners GP LLC, the general partner of Williams Partners L.P., since August 2005. Mr. Chappel has served as our chief financial officer since August 2007.
     Phillip D. Wright Director since August 31, 2007. Mr. Wright has served as senior vice president of Williams’ gas pipeline operations since January 2005. From October 2002 to January 2005, Mr. Wright served as chief restructuring officer of Williams. From September 2001 to October 2002, Mr. Wright served as president and chief executive officer of Williams Energy Services. From 1996 to September 2001, he was senior vice president, enterprise development and planning for Williams’ energy services group.

From 1989 to 1996, Mr. Wright served in various capacities for Williams. Mr. Wright served as president, chief operating officer and director of the general partner of Williams Energy Partners L.P. (now known as Magellan Midstream Partners, L.P.) from its initial public offering in February 2001 to the sale of Williams’ interests therein in June 2003. Mr. Wright became a director and Senior Vice President, Gas Pipeline, of Williams Partners GP LLC on February 17, 2010.
     James J. Bender has served as senior vice president and general counsel of Williams since December 2002. From June 2000 until June 2002, Mr. Bender was senior vice president and general counsel with NRG Energy, Inc. Mr. Bender was vice president, general counsel and secretary of NRG Energy from June 1997 to June 2000. Mr. Bender has served as general counsel of Williams Partners GP LLC, the general partner of Williams Partners L.P., since 2005.
     Rodney J. Sailor Director since January 24, 2008. Mr. Sailor has served as vice president and treasurer of Williams since July 2005. He served as assistant treasurer of Williams from 2001 to 2005 and was responsible for capital restructuring and capital markets transactions, management of Williams’ liquidity position and oversight of Williams’ balance sheet restructuring program. From 1985 to 2001, Mr. Sailor served in various capacities for Williams. Mr. Sailor was a director of Williams Partners GP LLC, the general partner of Williams Partners L.P. from October 2007 to February 2010. Mr. Sailor has served as a director of Apco Oil and Gas International, Inc., a subsidiary of Williams engaged in oil and gas exploration in Argentina, since September 2006.
     H. Brent Austin Director since October 1, 2008. Mr. Austin has been managing partner and chief investment officer of Alsamora L.P., a Houston-based private limited partnership with real estate and diversified equity investments since June 2003. Prior to his current position, he was president and chief operating officer of El Paso Corporation from October 2002 to May 2003, where he managed all non-regulated operations as well as all financial functions.
     Emmitt C. House Director since February 11, 2008. Mr. House has been associated with the law firm of Gonzalez, Saggio & Harlan since 2000 and has been a partner since 2003. Prior to that Mr. House served as General Counsel for a retail energy marketer of natural gas and electricity. Mr. House has significant experience in the regulated natural gas pipeline industry.
     Steven L. Zelkowitz Director since June 1, 2009. Mr. Zelkowitz founded Sycamore Energy Consulting, an independent firm that consults on transactional and regulatory matters for utilities and energy companies, in January 2009. From August 2007 to December 2008 he was executive vice president for National Grid, PLC. From October 2003 to August 2007 he was president — energy assets and supply group for KeySpan Corporation. Mr. Zelkowitz is also an attorney who managed KeySpan Corporations’ legal affairs, including as its general counsel, from October 1998 through September 2003.
Governance
     Our general partner adopted governance guidelines that address, among other areas, director independence standards, policies on meeting attendance and preparation, executive sessions of non-management directors and communications with non-management directors. Our Corporate Governance Guidelines are available on our website at www.williamspipelinepartners.com under the “Investor Relations” caption.
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
     Our general partner’s board of directors has affirmatively determined that each of Messrs. Austin, House and Zelkowitz is an “independent director” under the current listing standards of the New York Stock Exchange and our categorical director independence standards. In addition, our general partner’s board of directors affirmatively determined that Steven C. Beasley, who resigned from the board of directors on June 1, 2009, was an “independent director” under such standards. In doing so, the board of directors determined that each of these individuals met the “bright line” independence standards of the New York Stock Exchange. In addition, the board of directors considered relationships with our general partner, either directly or indirectly. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.
     Messrs. Austin, House and Zelkowitz do not serve as an executive officer of any non-profit organization to which the Partnership Group made contributions within any single year of the preceding three years that exceeded the greater of $1.0 million or 2 percent of such organization’s consolidated gross revenues. Further, in accordance with our categorical director independence standards, there were no discretionary contributions made by any member of the Partnership Group to a non-profit organization with which such director, or such director’s spouse, has a relationship that impact the director’s independence.
     Messrs. Malcolm, Chappel, Wright and Sailor are not independent because they are each officers and/or directors of Williams.

Communications with Directors
     Interested parties wishing to communicate with our general partner’s non-management directors or the presiding director may contact our general partner’s corporate secretary or the presiding director. The contact information is published under the “Investor Relations” caption of our website at www.williamspipelinepartners.com.
     The current contact information is as follows:
Williams Pipeline Partners L.P.
c/o Williams Pipeline GP LLC
One Williams Center, Suite 4700
Tulsa, Oklahoma 74172
Attn: Corporate Secretary
     Email: lafleur.browne@williams.com
Williams Pipeline Partners L.P.
c/o Williams Pipeline GP LLC
One Williams Center, Suite 4700
Tulsa, Oklahoma 74172
Attn: Presiding Director
Board Committees
     The board of directors of our general partner has a separately-designated standing audit committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, and a conflicts committee.
Board Committee Membership

	Audit	Conflicts
	Committee	Committee
H. Brent Austin	•	✓
Emmitt C. House	✓	•
Steven L. Zelkowitz	✓	✓

✓	= committee member

•	= chairperson
Audit Committee
     Our general partner’s board of directors has determined that all of the members of the audit committee, meet the heightened independence requirements of the New York Stock Exchange for audit committee members and that all members are financially literate as defined by the rules of the New York Stock Exchange. In addition, Mr. Austin qualifies as an audit committee “financial expert” as defined by the rules of the SEC. The audit committee is governed by a written charter adopted by the board of directors which charter is available on our website at www.williamspipelinepartners.com under the “Investor Relations” caption. For further information about the audit committee, please read the “Report of the Audit Committee” below.
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

Code of Business Conduct and Ethics
     Our general partner has adopted a Code of Business Conduct and Ethics for directors, officers and employees that applies to our general partner, chief executive officer, chief financial officer, controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website at www.williamspipelinepartners.com under the “Investor Relations” caption. We intend to disclose any amendments to or waivers of this code on such Internet website, promptly following the date of any such amendment or waiver.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our general partner’s officers and directors, and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC and the New York Stock Exchange reports of ownership of our securities and changes in reported ownership. Officers and directors of our general partner and greater than 10 percent common unitholders are required to by SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on a review of reports furnished to our general partner, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2009, our general partner’s officers, directors and greater than 10 percent common unitholders filed all reports they were required to file under Section 16(a).
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
250 Royall St.
Canton, Massachusetts 02021

REPORT OF THE AUDIT COMMITTEE
     The audit committee oversees our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. The audit committee operates under a written charter approved by the board. The charter, among other things, provides that the audit committee has authority to appoint, retain and oversee the independent auditor. In this context, the audit committee:
•	reviewed and discussed the audited financial statements in this annual report on Form 10-K with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements;

•	reviewed with Ernst & Young LLP, the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality and acceptability of Williams Pipeline Partners L.P.’s accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards;

•	received the written disclosures and the letter from Ernst & Young LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and discussed with Ernst & Young LLP its independence;

•	discussed with Ernst & Young LLP the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•	discussed with Williams Pipeline Partners L.P.’s internal auditors and Ernst & Young LLP the overall scope and plans for their respective audits. The audit committee meets with the internal auditors and Ernst & Young LLP, with and without management present, to discuss the results of their examinations, their evaluations of Williams Pipeline Partners L.P.’s internal controls and the overall quality of Williams Pipeline Partners L.P.’s financial reporting;

•	based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2009, for filing with the SEC; and

•	approved the selection and appointment of Ernst & Young LLP to serve as Williams Pipeline Partners L.P.’s independent auditors.
     This report has been furnished by the members of the audit committee of the board of directors:
•	H. Brent Austin, Chair

•	Emmitt C. House

•	Steven L. Zelkowitz
     The report of the audit committee in this report shall not be deemed incorporated by reference into any other filing by Williams Pipeline Partners L.P. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Item 11. Executive Compensation
Compensation Discussion and Analysis
     We and our general partner, Williams Pipeline GP LLC, were formed in August 2007. We are managed by the executive officers of our general partner who are also executive officers of Williams. Neither we nor our general partner have a compensation committee. The executive officers of our general partner are compensated directly by Williams. All decisions as to the compensation of the executive officers of our general partner who are involved in our management are made by the compensation committee of Williams. Therefore, we do not have any policies or programs relating to compensation of the executive officers of our general partner and we make no decisions relating to such compensation. A full discussion of the policies and programs of the compensation committee of Williams will be set forth in the proxy statement for Williams’ 2010 annual meeting of stockholders which will be available upon its filing on the SEC’s website at www.sec.gov and on Williams’ website at www.williams.com under the heading “Investors — SEC Filings.” The corporate secretary of our general partner will also provide a copy to you free of charge upon request. We reimburse our general partner for direct and indirect general and administrative expenses attributable to our management (which expenses include the share of the compensation paid to the executive officers of our general partner attributable to the time they spend managing our business). Please read Item 13. Certain Relationships and Related Party Transactions for more information regarding this arrangement.
Executive Compensation
     Information regarding the portion of Mr. Chappel’s, and Mr. Malcolm’s compensation and employment-related expenses allocable to us may be found in Item 13. Certain Relationships and Related Transactions — Reimbursement of Expenses of Our General Partner.
     Further information regarding the compensation of our principal executive officer, Mr. Malcolm, who also serves as the chairman, president and chief executive officer of Williams, our principal financial officer, Mr. Chappel, who also serves as the chief financial officer of Williams, and Mr. Wright, our chief operating officer, who also serves as a senior vice president of Williams, will be set forth in the proxy statement for Williams’ 2010 annual meeting of stockholders which will be available upon its filing on the SEC’s website at http://www.sec.gov and on Williams’ website at http:/www.williams.com under the heading “Investors — SEC Filings.”
Employment Agreements
     The executive officers of our general partner are also executive officers of Williams. These executive officers do not have employment agreements in their capacity as officers of our general partner.
Compensation Committee Interlocks and Insider Participation
     As previously discussed, our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. Mr. Malcolm, our general partner’s chief executive officer and chairman of the board of directors serves as the chairman of the board, president and chief executive officer of Williams. Messrs. Chappel, Wright and Sailor, who are directors of our general partner, are also officers of Williams. However, all compensation decisions with respect to each of these persons are made by Williams and none of these individuals receive any compensation directly from us or our general partner. Please read Item 13. Certain Relationships and Related Transactions below for information about relationships among us, our general partner and Williams.

Board Report on Compensation
     Neither we nor our general partner has a compensation committee. The board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.
     The Board of Directors of Williams Pipeline GP LLC:
H. Brent Austin,
Emmitt C. House,
Steven J. Malcolm,
Donald R. Chappel,
Rodney J. Sailor
Phillip D. Wright, and
Steven L. Zelkowitz
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
     Beginning on January 23, 2009, our director compensation policy provided that each non-employee director receive (a) a one-time payment of $25,000 cash on the date of the director’s election to the Board; (b) an annual payment on January 24 of each year that includes $75,000 as a cash retainer, $5,000 cash for service on the conflicts committee, and $5,000 cash for service on the audit committee (the “Annual Payment”); (c) $1,250 cash for each conflicts committee meeting where the director was present, minutes recorded, and substantive business conducted; and (d) reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings and attending education programs relevant to his or her duties as a director. The Annual Payment is prorated for partial year service. This compensation policy was amended effective May 26, 2009 to divide the once-a-year Annual Payment into biannual payments on January 24 and July 24 of each year, each of $37,500 as a cash retainer, $2,500 cash for service on the conflicts committee, and $2,500 cash for service on the audit committee (the “Biannual Payment”). A director newly appointed on or between May 1st and July 23rd receives a prorated July 24th payment, and a director newly appointed on or between July 24th and January 24th receives a prorated January 24th payment. Otherwise, the policy remains consistent as in place effective January 23, 2009.
     Before January 23, 2009, our director compensation policy provided that each non-employee directors would receive (a) a one-time grant of restricted limited partnership units valued at $25,000 on the date of the director’s election to the Board; (b) an annual compensation package consisting a $50,000 cash retainer, restricted limited partnership units valued at $25,000, $5,000 cash for service on the conflicts committee, and $5,000 cash for service on the audit committee; (c) $1,250 cash for each conflicts committee meeting where the director was present, minutes recorded, and substantive business conducted; and (d) reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings and attending education programs relevant to his or her duties as a director.

     The compensation received for and in 2009 by each non-employee Director is detailed below:

	Fees Earned		All Other
Name	or Paid in Cash	Unit Awards(1)	Compensation	Total
H. Brent Austin(2)	$113,333.33	$—	$—	$113,333.33
Stephen C. Beasley(3)	87,500.00	—	—	87,500.00
Emmitt C. House(4)	85,000.00	—	—	85,000.00
Steven L. Zelkowitz(5)	81,666.65	—	—	81,666.65

(1)	Effective January 23, 2009, non-management directors no longer received restricted units as part of their compensation package. The revision to the policy did not affect restricted units previously granted in 2008.

(2)	Mr. Austin was elected as a non-employee director of the general partner on October 1, 2008. Per our general partner’s Director Compensation Policy in effect upon his election, Mr. Austin received payment in 2009 of a prorated portion of the compensation package for his 2008 service. He received $16,667 of the annual cash retainer, restricted stock units valued at $8,333, and a combined $3,333 for his conflict committee and audit committee service. At December 31, 2009, Mr. Austin has no restricted units outstanding.

(3)	Mr. Beasley received a payment of $2,500 in 2009 for attendance of two qualifying conflicts committee meetings that occurred in 2008. At December 31, 2009, Mr. Beasley has no restricted units outstanding.

(4)	At December 31, 2009, Mr. House has no restricted units outstanding.

(5)	Mr. Zelkowitz was elected as a non-employee director of our general partner on June 1, 2009 and received a one-time payment of $25,000 cash on that date. Per our general partner’s Director Compensation Policy in effect upon his election, Mr. Zelkowitz received $14,167 as the prorated value of the first biannual compensation package for his services on the board from June 1 through July 24, 2009. Mr. Zelkowitz earned the full Biannual Payment for the second half of 2009. At December 31, 2009, Mr. Zelkowitz has no restricted units outstanding.
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
Restricted Units
     A restricted unit issued under the long term incentive plan will be a common unit subject to forfeiture prior to the vesting of the award. Our general partner may determine to make grants under the plan of restricted units to employees, consultants and directors containing such terms as the general partner shall determine. Our general partner will determine the period over which restricted units granted to employees, consultants and directors will vest. The general partner may base its determination upon the achievement of specified financial objectives. In addition, the restricted units will vest upon a change of control of us, our general partner, or Williams, unless provided otherwise by our general partner.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth as of February 1, 2010 the beneficial ownership of our units held by:
•	each person known by us to be a beneficial owner of more than 5 percent of the then outstanding units;

•	each of the directors of our general partner;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.
     The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. The Percentage of beneficial ownership is based on 22,607,430 limited partner common units and 10,957,900 subordinated units outstanding. Except as noted, the address for the beneficial owners listed below is One Williams Center, Tulsa, Oklahoma 74172-0172.

		Percentage of		Percentage of	Percentage of
	Common	Common	Subordinated	Subordinated	Total
	Units	Units to be	Units to be	Units to be	Units to be
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned	Owned	Owned	Owned
Tortoise Capital Advisors, L.L.C.(1)	1,634,376	7.20%	—	—	7.20%
Kayne Anderson Capital Advisors, L.P.(2)	2,222,904	9.83%	—	—	9.83%
Williams Pipeline GP LLC(3)	4,700,668	20.79%	10,957,900	100%	45.72%
Steven J. Malcolm	10,000	*	—	—	*
Donald R. Chappel	10,000	*	—	—	*
James J. Bender(4)	10,000	*	—	—	*
Phillip D. Wright	10,100	*	—	—	*
Rodney J. Sailor	500	*	—	—	*
H. Brent Austin	1,762	*	—	—	*
Emmitt C. House	4,000	*	—	—	*
Steven L. Zelkowitz	5,000	*	—	—	*
All executive officers and directors as a group (eight persons)	51,362	*	—	—	*

*	Less than 1 percent.

(1)	Based solely on the Schedule 13G filed with the SEC on February 11, 2010, Tortoise Capital Advisors, L.L.C., located at 11550 Ash Street, Suite 300, Leawood, Kansas 66211, (“Tortoise”), an investment advisor, as defined in Rule 13d-1(b)(1)(ii)(E) of the Exchange Act, may be deemed the beneficial owner of 1,634,376 common units owned by investment companies for which it acts as an investment advisor. The Schedule 13G notes that Tortoise has shared voting power of 1,510,730 beneficially owned common units and shared investment power of 1,634,376.

(2)	Based solely on the Schedule 13G filed with the SEC on February 12, 2010, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne, each located at 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067, (“Kayne”), an investment advisor, registered under Section 203 of the Investment Advisers Act of 1940, may be deemed the beneficial owner of 2,222,904 common units owned by investment accounts managed by Kayne. The Schedule 13G notes that Kayne has shared voting power and shared investment power of 2,222,904 beneficially owned common units.

(3)	Williams Pipeline GP LLC is a wholly owned subsidiary of The Williams Companies, Inc., the common stock of which is listed on the NYSE under the symbol “WMB.” The Williams Companies, Inc. files information with or furnishes information to the SEC pursuant to the information requirements of the Securities Exchange Act of 1934.

(4)	Represents units beneficially owned by Mr. Bender that are held by the James J. Bender Trust.

     The following table sets forth, as of February 1, 2010, the number of common units of Williams Partners L.P. owned by each of the executive officers and directors of our general partner and all directors and executive officers of our general partner as a group:

		Percentage	Percentage of Total
	Common Units	of Common Units	Units Beneficially
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned (3)	Owned (3)
James J. Bender(1)	10,000	*	*
Donald R. Chappel	10,000	*	*
Steven J. Malcolm(2)	25,100	*	*
Rodney J. Sailor	0	*	*
Phillip D. Wright	4,425	*	*
H. Brent Austin	9,000	*	*
Emmitt C. House	0	*	*
Steven L. Zelkowitz	0	*	*
All directors and executive officers as a group (eight persons)	58,525	*	*

*	Less than 1 percent.

(1)	Represents units beneficially owned by Mr. Bender that are held by the James J. Bender Trust.

(2)	Represents units beneficially owned by Mr. Malcolm that are held by the Steven J. Malcolm Revocable Trust.

(3)	Based on 52,777,452 units outstanding as of February 1, 2010.
     The following table sets forth, as of February 1, 2010, the number of shares of common stock of Williams owned by each of the executive officers and directors of our general partner and all directors and executive officers of our general partner as a group:

	Shares of	Shares		Percentage of
	Common	Underlying	Total Shares	Total Shares
	Stock	Options	of Common	of Common
	Owned	Exercisable	Stock	Stock
	Directly or	Within	Beneficially	Beneficially
Name of Beneficial Owner	Indirectly(1)	60 Days(2)	Owned	Owned(3)
Steven J. Malcolm	1,082,520	2,204,650	3,287,170	*
Donald R. Chappel	348,550	491,051	839,601	*
James J. Bender(4)	190,585	192,455	383,040	*
Phillip D. Wright	350,569	545,552	896,121	*
Rodney J. Sailor	32,159	65,397	97,556	*
H. Brent Austin	—	—	—	*
Emmitt C. House	—	—	—	*
Steven L. Zelkowitz	—	—	—	*
All directors and executive officers as a group (eight persons)	2,004,383	3,499,105	5,503,488	*

*	Less than 1 percent.

(1)	Includes shares held under the terms of incentive and investment plans as follows: Mr. Malcolm, 47,998 shares in The Williams Companies Investment Plus Plan, 370,593 restricted stock units and 663,929 beneficially owned shares; Mr. Chappel, 206,023 restricted stock units and 142,527 beneficially owned shares; Mr. Bender, 2,800 shares owned by children, 130,927 restricted stock units and 56,858 beneficially owned shares; Mr. Wright, 15,857 shares in The Williams Companies Investment Plus Plan, 152,871 restricted stock units and 181,841 beneficially owned shares; and Mr. Sailor, 6,417 shares in The Williams Companies Investment Plus Plan, 25,742 restricted stock units and 0 beneficially owned shares. Restricted stock units do not provide the holder with voting or investment power.

(2)	The shares indicated represent stock options granted under Williams’ current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 1, 2010. Shares subject to options cannot be voted.

(3)	Based on 639,446,843 shares outstanding as of February 1, 2010.

(4)	Includes 2,800 shares owned by Mr. Bender’s daughter.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information concerning common units that were potentially subject to issuance under the Williams Pipeline GP LLC Long-Term Incentive Plan as of December 31, 2009. Please read Item 11. Executive Compensation — Long Term Incentive Plan for a description of the material features of the plan, including the awards that may be granted under the plan.

Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of Outstanding	Outstanding	Compensation Plan
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan category	and Rights(a)	and Rights(b)	Reflected in Column(a))(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	1,993,238
Total	— (1)	—	1,993,238

(1)	As of December 31, 2009, there were no unvested restricted units granted pursuant to the Williams Pipeline GP LLC Long-Term Incentive Plan. No value is shown in column (b) of the table because the restricted units do not have an exercise price. To date, the only grants under the plan have been grants of restricted units.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     On February 17, 2010, Williams completed a strategic restructuring to contribute certain of its midstream and pipeline assets, including its 45.7 percent limited partner interest in us, its 100 percent ownership interest in our general partner, and its 65 percent interest in Northwest to Williams Partners L.P. (“Williams Partners”), an affiliate of Williams and of us, in exchange for cash and units in Williams Partners (the “Dropdown”). As part of the strategic restructuring, Williams Partners announced its intention to commence an exchange offer for any and all of our outstanding common units not held by Williams Partners or its affiliates at a future date following the consummation of the Dropdown.
     Through its ownership of our general partner, Williams Partners owns 4,700,668 common units and 10,957,900 subordinated units representing an aggregate 45.72 percent limited partner interest in us. In addition, our general partner owns 684,869 general partner units, representing a 2 percent general partner interest in us and the incentive distribution rights. Certain officers and directors of our general partner also serve as officers and directors of Williams. In addition to the related transactions and relationships discussed below, information about such transactions and relationships is included in Part II, Item 8. Financial Statements and Supplementary Data — Williams Pipeline Partners L.P. Notes to Consolidated Financial Statements: 6. Related Party Transactions.
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
Formation Stage

The contribution by our general partner of the asset to us	• 19.1 percent ownership interest in Northwest

The consideration received by our general partner for the contribution of the asset to us	• 6,350,668 common units • 10,957,900 subordinated units • 684,869 general partner units representing a 2 percent general partner interest and the incentive distribution rights

The interest in Northwest purchased by us using proceeds of our initial public offering	15.9 percent ownership interest in Northwest

The consideration paid by us for purchase of an interest in Northwest using proceeds from our initial public offering	$300.9 million

Funds received by our general partner as consideration for the redemption of 1,650,000 common units upon exercise by the underwriters in the initial public offering of their option to purchase additional common units to cover over-allotments
$31.0 million

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
Reimbursement of Expenses of Our General Partner
     Our general partner will not receive any management fee or other compensation for its management of us. Our general partner and its affiliates will be reimbursed for expenses incurred on our behalf, including the compensation of employees of an affiliate of our general partner that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of the business of, and allocable to, us. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. There is no cap on the amount that may be paid or reimbursed to our general partner for compensation or expenses incurred on our behalf, except that pursuant to the omnibus agreement, Williams will provide a partial credit for general and administrative expenses that we incur for a period of five years following our initial public offering. Please read Item 13. Certain Relationships and Related Party Transactions — Reimbursement of Operating and General Administrative Expense.
     For the fiscal year ended December 31, 2009, our general partner allocated $10,573 of salary expense to us for Steven J. Malcolm, the chairman of the board and chief executive officer of our general partner; $13,035 of salary expense to us for Donald R. Chappel, the chief financial officer of our general partner; $4,085 of salary expense to us for Phillip D. Wright, the chief operating officer of our general partner; and $120 of salary expense to us for Rodney J. Sailor, treasurer of our general partner. Our general partner also allocated to us $4,856 for Mr. Malcolm, $5,894 for Mr. Chappel, $2,995 for Mr. Wright and $53 for Mr. Sailor, which expenses are attributable to other employment-related expenses including health and welfare plans, employer-related payroll taxes, matching contributions made under a Williams 401(k) plan and premiums for life insurance. Our general partner also allocated to us $1,960 for services provided by James J. Bender, the general counsel of our general partner, which allocation was based on a methodology determined by our general partner that was not associated with Mr. Bender’s salary and benefits costs. Our general partner did not allocate to us any portion of Williams’ expenses related to Williams non-equity incentive plan compensation, restricted stock unit and stock option awards or perquisites for Messrs. Malcolm, Chappel, Sailor and Bender. The total compensation received by Mr. Malcolm, the chairman of the board and chief executive officer of our general partner who is also the chairman, president and chief executive officer of Williams; Mr. Chappel, the chief financial officer of our general partner who is also the chief financial officer of Williams; and Mr. Wright, the chief operating officer of our general partner and a senior vice president of Williams, will be set forth in the proxy statement for Williams’ 2010 annual meeting of stockholders which will be available upon its filing on the SEC’s website at http://www.sec.gov and on Williams’ website at http://www.williams.com under the heading “Investors — SEC Filings.”
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
     Northwest is a Delaware general partnership, one partner of which is a wholly owned subsidiary of Williams Partners owning a 65 percent general partnership interest and the other partner of which is a wholly owned subsidiary of ours owning a 35 percent general partnership interest. The purposes of Northwest are generally to own and operate the Northwest interstate pipeline system and related facilities and to conduct such other business activities as its management committee may from time to time determine, provided that such activity either generates “qualifying income” (as defined in Section 7704 of the Internal Revenue Code of 1986, or the Code) or enhances operations that generate such qualified income.
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
Working Capital Agreement
     At the closing of the IPO on January 24, 2008, we entered into a $20 million working capital credit agreement with Williams as the lender. The facility was available exclusively to fund working capital borrowings. The initial maturity date of the facility was January 23, 2009. We exercised our automatic right to extend the facility for an additional 365-day term in January 2009. The new maturity date was January 23, 2010. This facility is terminated since we did not exercise our automatic right to extend the facility in January 2010. At December 31, 2009, we have no outstanding borrowings under the working capital credit facility.
Williams’ Cash Management Program
     Prior to the completion of the restructuring on February 17, 2010, we were able to invest cash through participation in Williams’ cash management program. Any advances were represented by one or more demand obligations. The interest rate on the demand notes was based upon the overnight investment rate paid on Williams’ excess cash, which was 0.05 percent at December 31, 2009. Subsequent to the restructuring, we may invest cash through the participation in the Williams Partners cash management program.
Northwest’s Related Party Agreements and Related Transactions
     As a participant in Williams’ cash management program, Northwest makes advances to and receives advances from Williams. At December 31, 2009 and 2008, the advances due to Northwest by Williams totaled approximately $66.8 million and $66.0 million, respectively. The advances are represented by demand notes. Historically, the interest rate on intercompany demand notes was based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter, which was 7.83 percent at December 31, 2007. Beginning in 2008, the interest rate on these demand notes was based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 0.05 percent and zero percent at December 31, 2009 and 2008, respectively. Northwest received interest income from advances to Williams of $74 thousand, $813 thousand, and $2,983 thousand during 2009, 2008 and 2007, respectively. In accordance with Williams’ restructuring of its business, Northwest’s participation in the Williams’ cash management program will be terminated. In February 2010, Northwest’s management committee authorized a cash distribution which included the amount of its outstanding advances as of January 31, 2010. Accordingly, the balance outstanding at December 31, 2009 is reflected as a reduction of Northwest’s Owners’ Equity as the advances will not be available to Northwest as working capital. As a result of the restructuring, Northwest will become a participant in the Williams Partners cash management program.
     Williams’ corporate overhead expenses allocated to Northwest were $19.7 million, $16.9 million and $19.6 million for 2009, 2008 and 2007, respectively. Such expenses have been allocated to Northwest by Williams primarily based on the Modified Massachusetts formula, which is a FERC approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate provided executive, data processing, legal, accounting, internal audit, human resources and other administrative services to Northwest on a direct charge basis, which totaled $16.3 million, $15.8 million and $16.6 million for 2009, 2008 and 2007, respectively.
     During the periods presented, Northwest’s revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities totaled $9.9 million, $14.8 million and $11.8 million for 2009, 2008 and 2007, respectively.
     From January 2008 through July 2009, Northwest leased the Parachute Lateral facilities from an affiliate. Under the terms of the operating lease, Northwest paid monthly rent equal to the revenues collected from transportation services on the lateral, less 3 percent to cover costs related to the operation of the lateral. The lease expense totaled $5.9 million and $10.1 million for the years ended December 31, 2009 and 2008, respectively. The lease was terminated on August 1, 2009.
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
Item 14. Principal Accounting Fees and Services
     Fees for professional services provided by our independent auditors, Ernst & Young LLP, for each of the last two fiscal years in each of the following categories are:

	Years Ended December 31,
	2009	2008
	(Thousands of dollars)
Audit Fees	$309	$248
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$309	$248

     Fees for audit services in 2008 include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, and services provided in connection with other filings with the SEC.
     The audit committee of our general partner has established a policy regarding pre-approval of all audit and non-audit services provided by Ernst & Young LLP. On an ongoing basis, our general partner’s management presents specific projects and categories of service to our general partner’s audit committee for which advance approval is requested. The audit committee reviews those requests and advises management if the audit committee approves the engagement of Ernst & Young LLP. On a quarterly basis, the management of our general partner reports to the audit committee regarding the services rendered by, including the fees of, the independent accountant in the previous quarter and on a cumulative basis for the fiscal year. The audit committee may also delegate the ability to pre-approve permissible services, excluding services related to our internal control over financial reporting, to any two committee members, provided that any such pre-approvals are reported at a subsequent audit committee meeting. In 2009 and 2008, 100 percent of our audit and non-audit services were pre-approved in accordance with this process.

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
     (a) 3 and (b). The exhibits listed below are furnished or filed as part of this annual report:
INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Limited Partnership of Williams Pipeline Partners L.P. (filed on September 12, 2007 as Exhibit 3.1 to our Registration Statement on Form S-1) and incorporated herein by reference.

3.2	First Amended and Restated Agreement of Limited Partnership of Williams Pipeline Partners L.P., dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.1 to our Form 8-K) and incorporated herein by reference.

3.3	Certificate of Formation of Williams Pipeline GP LLC (filed on September 12, 2007 as Exhibit 3.3 to our Registration Statement on Form S-1) and incorporated herein by reference.

3.4	First Amended and Restated Limited Liability Company Agreement of Williams Pipeline GP LLC, dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.2 to our Form 8-K) and incorporated herein by reference.

4.1	Form of Senior Indenture, dated November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank, relating to Northwest Pipeline Corporation’s 7.125% Debentures, due 2025 (filed on September 14, 1995 as Exhibit 4.1 to Northwest Pipeline Corporation’s Registration Statement on Form S-3 (File No. 033-62639)) and incorporated herein by reference.

4.2	Indenture dated June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A. (filed on June 23, 2006 as Exhibit 4.1 to Northwest Pipeline Corporation’s Report on Form 8-K (File No. 001-07414)) and incorporated herein by reference.

4.3	Indenture, dated April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York (filed on April 6, 2007 as Exhibit 4.1 to Northwest Pipeline Corporation’s Report on Form 8-K (File No. 001-07414)) and incorporated herein by reference.

4.4	Indenture, dated May 22, 2008, between Northwest Pipeline GP and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008, as exhibit 4.1 to Northwest Pipeline GP’s Form 8-K (File No. 001-0714) and incorporated herein by reference.

4.5	Indenture dated July 13, 2009 between Williams Pipeline Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on July 14, 2009 as Exhibit 4.5 to our Form S-3) and incorporated herein by reference.

10.1	Contribution, Conveyance and Assumption Agreement, dated January 24, 2008, by and among Williams Pipeline Partners L.P., Williams Pipeline Operating LLC, WPP Merger LLC, Williams Pipeline Partners Holdings LLC, Northwest Pipeline GP, Williams Pipeline GP LLC, Williams Gas Pipeline Company, LLC, WGPC Holdings LLC and Williams Pipeline Services Company (filed on January 30, 2008 as Exhibit 10.2 to our Form 8-K (File No. 001-33917)) and incorporated herein by reference.

Exhibit
Number	Description
10.2	Omnibus Agreement, dated January 24, 2008, among Williams Gas Pipeline Company, LLC, Williams Pipeline GP LLC, Williams Pipeline Operating LLC, Williams Pipeline Partners Holdings LLC and The Williams Companies, Inc. (filed on January 30, 2008 as Exhibit 10.3 to our Form 8-K) and incorporated herein by reference.

10.3	General Partnership Agreement of Northwest Pipeline GP, dated October 1, 2007, between WGPC Holdings LLC and Williams Pipeline Partners Holdings LLC (filed on October 2, 2007 as Exhibit 3.2 to Northwest Pipeline GP’s Current Report on Form 8-K (File No. 001-07414)) and incorporated herein by reference.

10.4	Form of Operating Agreement, dated July 1, 1991, between Northwest Pipeline Corporation and Williams Field Services Company (filed on March 26, 1992 as Exhibit 10(c)(9) to Northwest Pipeline Corporation’s Report on Form 10-K (File No. 001-07414)) and incorporated herein by reference.

10.5	Long Term Incentive Plan (filed on October 29, 2007 as Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-1) and incorporated herein by reference.

10.6	Amendment No. 1 to the Williams Pipeline GP LLC Long-Term Incentive Plan, dated December 3, 2008 (filed on February 27, 2009 as Exhibit 10.6 to our Report on Form 10-K) and incorporated herein by reference.

10.7	Williams Pipeline GP LLC Long-Term Incentive Plan Form of Restricted Unit Grant Agreement for Non-Employee Directors (filed on February 27, 2009 as Exhibit 10.7 to our Report on Form 10-K) and incorporated herein by reference.

10.8	Williams Pipeline GP LLC Director Compensation Policy, dated August 19, 2008 and revised on May 26, 2009. (filed on August 6, 2009 as Exhibit 10.1 to our Report on Form 10-Q) and incorporated herein by reference.

10.9	Working Capital Loan Agreement (filed on October 29, 2007 as Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1) and incorporated herein by reference.

10.10	Credit Agreement, dated May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers, and Citibank, N.A., as Administrative Agent (filed on May 1, 2006 as Exhibit 10.1 to The Williams Companies, Inc.’s Report on Form 8-K (File No. 001-04174)) and incorporated herein by reference.

10.11	Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as Administrative Agent (filed on May 15, 2007 as Exhibit 10.1 to The Williams Companies, Inc.’s Report on Form 8-K (File No. 001-04174)) and incorporated herein by reference.

10.12	Amendment Agreement, dated November 21, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline GP, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as Administrative Agent (filed on November 28, 2007 as Exhibit 10.1 to The Williams Companies, Inc.’s Report on Form 8-K (File No. 001-04174)) and incorporated herein by reference.

10.13	Administrative Services Agreement between Northwest Pipeline Services LLC and Northwest Pipeline GP, dated October 1, 2007 (filed on January 30, 2008 as Exhibit 10.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917)) and incorporated herein by reference.

10.14	First Amended and Restated General Partnership Agreement of Northwest Pipeline GP, dated January 24, 2008 (filed on January 30, 2008 as Exhibit 10.4 to our Form 8-K)) and incorporated herein by reference.

10.15	Registration Rights Agreement, dated as of May 22, 2008, among Northwest Pipeline GP and Banc of America Securities LLC, BNP Paribas Securities Corp., and Greenwich Capital Markets, Inc., acting on behalf of themselves and the several initial purchasers listed on Schedule I thereto (filed on May 23, 2008 as Exhibit 10.1 to Northwest Pipeline GP’s Form 8-K(File No. 001-007414)) and incorporated herein by reference.

10.16	Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.5 to Williams Partners L.P.’s Current Report on Form 8-K, filed on February 22, 2010 (File No. 001-32599) and incorporated by reference as Item 10.1 to Northwest Pipeline GP’s Form 8-K filed February 22, 2010 (File No. 001-007414)) and incorporated herein by reference.

21.1*	List of subsidiaries of Williams Pipeline Partners L.P.

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

24.1*	Power of Attorney

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Williams Pipeline Partners L.P. (Registrant) By: Williams Pipeline GP LLC, Its general partner

By:	/s/ Ted T. Timmermans
Ted T. Timmermans
Chief Accounting Officer

Date: February 23, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Malcolm Steven J. Malcolm	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 23, 2010

/s/ Donald R. Chappel Donald R. Chappel	Chief Financial Officer and Director (Principal Financial Officer)	February 23, 2010

/s/ Ted T. Timmermans Ted T. Timmermans	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2010

/s/ H. Brent Austin* H. Brent Austin	Director	February 23, 2010

/s/ Emmitt C. House* Emmitt C. House	Director	February 23, 2010

/s/ Rodney J. Sailor Rodney J. Sailor	Treasurer and Director	February 23, 2010

/s/ Phillip D. Wright Phillip D. Wright	Chief Operating Officer and Director	February 23, 2010

/s/ Steven L. Zelkowitz* Steven L. Zelkowitz	Director	February 23, 2010

*By:		February 23, 2010
La Fleur C. Browne Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Limited Partnership of Williams Pipeline Partners L.P. (filed on September 12, 2007 as Exhibit 3.1 to our Registration Statement on Form S-1) and incorporated herein by reference.

3.2	First Amended and Restated Agreement of Limited Partnership of Williams Pipeline Partners L.P., dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.1 to our Form 8-K) and incorporated herein by reference.

3.3	Certificate of Formation of Williams Pipeline GP LLC (filed on September 12, 2007 as Exhibit 3.3 to our Registration Statement on Form S-1) and incorporated herein by reference.

3.4	First Amended and Restated Limited Liability Company Agreement of Williams Pipeline GP LLC, dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.2 to our Form 8-K) and incorporated herein by reference.

4.1	Form of Senior Indenture, dated November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank, relating to Northwest Pipeline Corporation’s 7.125% Debentures, due 2025 (filed on September 14, 1995 as Exhibit 4.1 to Northwest Pipeline Corporation’s Registration Statement on Form S-3 (File No. 033-62639)) and incorporated herein by reference.

4.2	Indenture dated June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A. (filed on June 23, 2006 as Exhibit 4.1 to Northwest Pipeline Corporation’s Report on Form 8-K (File No. 001-07414)) and incorporated herein by reference.

4.3	Indenture, dated April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York (filed on April 6, 2007 as Exhibit 4.1 to Northwest Pipeline Corporation’s Report on Form 8-K (File No. 001-07414)) and incorporated herein by reference.

4.4	Indenture, dated May 22, 2008, between Northwest Pipeline GP and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008, as exhibit 4.1 to Northwest Pipeline GP’s Form 8-K (File No. 001-0714) and incorporated herein by reference.

4.5	Indenture dated July 13, 2009 between Williams Pipeline Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on July 14, 2009 as Exhibit 4.5 to our Form S-3) and incorporated herein by reference.

10.1	Contribution, Conveyance and Assumption Agreement, dated January 24, 2008, by and among Williams Pipeline Partners L.P., Williams Pipeline Operating LLC, WPP Merger LLC, Williams Pipeline Partners Holdings LLC, Northwest Pipeline GP, Williams Pipeline GP LLC, Williams Gas Pipeline Company, LLC, WGPC Holdings LLC and Williams Pipeline Services Company (filed on January 30, 2008 as Exhibit 10.2 to our Form 8-K (File No. 001-33917)) and incorporated herein by reference.

10.2	Omnibus Agreement, dated January 24, 2008, among Williams Gas Pipeline Company, LLC, Williams Pipeline GP LLC, Williams Pipeline Operating LLC, Williams Pipeline Partners Holdings LLC and The Williams Companies, Inc. (filed on January 30, 2008 as Exhibit 10.3 to our Form 8-K) and incorporated herein by reference.

10.3	General Partnership Agreement of Northwest Pipeline GP, dated October 1, 2007, between WGPC Holdings LLC and Williams Pipeline Partners Holdings LLC (filed on October 2, 2007 as Exhibit 3.2 to Northwest Pipeline GP’s Current Report on Form 8-K (File No. 001-07414)) and incorporated herein by reference.

10.4	Form of Operating Agreement, dated July 1, 1991, between Northwest Pipeline Corporation and Williams Field Services Company (filed on March 26, 1992 as Exhibit 10(c)(9) to Northwest Pipeline Corporation’s Report on Form 10-K (File No. 001-07414)) and incorporated herein by reference.

10.5	Long Term Incentive Plan (filed on October 29, 2007 as Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-1) and incorporated herein by reference.

10.6	Amendment No. 1 to the Williams Pipeline GP LLC Long-Term Incentive Plan, dated December 3, 2008 (filed on February 27, 2009 as Exhibit 10.6 to our Report on Form 10-K) and incorporated herein by reference.

10.7	Williams Pipeline GP LLC Long-Term Incentive Plan Form of Restricted Unit Grant Agreement for Non-Employee Directors (filed on February 27, 2009 as Exhibit 10.7 to our Report on Form 10-K) and incorporated herein by reference.

10.8	Williams Pipeline GP LLC Director Compensation Policy, dated August 19, 2008 and revised on May 26, 2009. (filed on August 6, 2009 as Exhibit 10.1 to our Report on Form 10-Q) and incorporated herein by reference.

10.9	Working Capital Loan Agreement (filed on October 29, 2007 as Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1) and incorporated herein by reference.

10.10	Credit Agreement, dated May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers, and Citibank, N.A., as Administrative Agent (filed on May 1, 2006 as Exhibit 10.1 to The Williams Companies, Inc.’s Report on Form 8-K (File No. 001-04174)) and incorporated herein by reference.

10.11	Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as Administrative Agent (filed on May 15, 2007 as Exhibit 10.1 to The Williams Companies, Inc.’s Report on Form 8-K (File No. 001-04174)) and incorporated herein by reference.

10.12	Amendment Agreement, dated November 21, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline GP, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as Administrative Agent (filed on November 28, 2007 as Exhibit 10.1 to The Williams Companies, Inc.’s

Exhibit
Number	Description
Report on Form 8-K (File No. 001-04174)) and incorporated herein by reference.

10.13	Administrative Services Agreement between Northwest Pipeline Services LLC and Northwest Pipeline GP, dated October 1, 2007 (filed on January 30, 2008 as Exhibit 10.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917)) and incorporated herein by reference.

10.14	First Amended and Restated General Partnership Agreement of Northwest Pipeline GP, dated January 24, 2008 (filed on January 30, 2008 as Exhibit 10.4 to our Form 8-K)) and incorporated herein by reference.

10.15	Registration Rights Agreement, dated as of May 22, 2008, among Northwest Pipeline GP and Banc of America Securities LLC, BNP Paribas Securities Corp., and Greenwich Capital Markets, Inc., acting on behalf of themselves and the several initial purchasers listed on Schedule I thereto (filed on May 23, 2008 as Exhibit 10.1 to Northwest Pipeline GP’s Form 8-K(File No. 001-007414)) and incorporated herein by reference.

10.16	Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.5 to Williams Partners L.P.’s Current Report on Form 8-K, filed on February 22, 2010 (File No. 001-32599) and incorporated by reference as Item 10.1 to Northwest Pipeline GP’s Form 8-K filed February 22, 2010 (File No. 001-007414)) and incorporated herein by reference.

21.1*	List of subsidiaries of Williams Pipeline Partners L.P.

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

24.1*	Power of Attorney

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith