Form 10-Q
period 2010-03-31
WILLIAMS PIPELINE PARTNERS L.P.
filed 2010-05-05
CIK 1411583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 22,607,430 common units and 10,957,900 subordinated units outstanding as of May 3, 2010.

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
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Limited partner units are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the risk factors discussed below in addition to the other information in this report. If any of the following risks were actually to occur, our business, results of operations and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline and unitholders could lose all or part of their investment. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements, include, among others, the following:
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

•	The strength and financial resources of our and Northwest’s competitors;
•	Development of alternative energy sources;
•	The impact of operational and development hazards;
•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities, litigation and rate proceedings;
•	Northwest’s allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by its affiliates;
•	Changes in maintenance and construction costs;
•	Changes in the current geopolitical situation;
•	Northwest’s exposure to the credit risk of its customers;
•	Risks related to strategy and financing, including restrictions stemming from Northwest’s debt agreements, future changes in Northwest’s credit ratings, and the availability and cost of credit;
•	Risks associated with future weather conditions;
•	Acts of terrorism; and
•	Additional risks described in our filings with the Securities and Exchange Commission (“SEC”).

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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Thousands of dollars, except
	per-unit amounts)
General and administrative expense	$1,330	$653
Equity earnings from investment in Northwest Pipeline GP	13,259	14,318
Interest expense — affiliate	(3)	(12)
Interest income	1	2

Net income	$11,927	$13,655

Allocation of net income used for earnings per unit calculation:
Net income	$11,927	$13,655
Allocation of net income (loss) to general partner	18	(89)

Allocation of net income to limited partners	$11,909	$13,744

Basic and diluted net income per limited partner unit:
Common units	$0.35	$0.41
Subordinated units	$0.35	$0.41

Weighted average number of units outstanding:
Common units	22,607,430	22,607,430
Subordinated units	10,957,900	10,957,900
See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(Thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$21,841	$8,114
Accounts receivable — affiliate	247	—
Prepaid expense	574	193

Total current assets	22,662	8,307
Investment in Northwest Pipeline GP	428,515	441,608

Total assets	$451,177	$449,915

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable:
Trade	$842	$419
Affiliate	290	124

Total current liabilities	1,132	543
Contingent liabilities and commitments
Partners’ capital	450,045	449,372

Total liabilities and partners’ capital	$451,177	$449,915

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Thousands of dollars)
OPERATING ACTIVITIES:
Net Income	$11,927	$13,655
Adjustments to reconcile to cash provided by operations:
Equity earnings from investment in Northwest Pipeline GP	(13,259)	(14,318)
Distributions related to equity earnings from investment in Northwest Pipeline GP	26,348	11,200
Cash used by changes in assets and liabilities:
Other current assets	(381)	(135)
Accounts payable	589	(713)
Other	—	12

Net cash provided by operating activities	25,224	9,701

INVESTING ACTIVITIES:
Other	—	—

Net cash provided (used) by investing activities	—	—

FINANCING ACTIVITIES:
Distributions paid	(11,497)	(10,960)
Contribution pursuant to the omnibus agreement	—	370

Net cash used by financing activities	(11,497)	(10,590)

Increase (decrease) in cash and cash equivalents	13,727	(889)
Cash and cash equivalents at beginning of period	8,114	7,760

Cash and cash equivalents at end of period	$21,841	$6,871

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

				Accumulated
				Other	Total
	Limited Partner		General	Comprehensive	Partners’
	Common	Subordinated	Partner	Income	Capital
	(Thousands of dollars)
Balance — January 1, 2010	$296,932	$143,513	$8,969	$(42)	$449,372
Net income	8,021	3,888	18	—	11,927
Other comprehensive income:
Net unrealized gain on cash flow hedge	—	—	—	(5)	(5)

Total other comprehensive income					(5)

Cash distributions	(7,574)	(3,671)	(252)	—	(11,497)
Contributions pursuant to the omnibus agreement	—	—	248	—	248

Balance — March 31, 2010	$297,379	$143,730	$8,983	$(47)	$450,045

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
     On February 17, 2010, Williams completed a strategic restructuring in which it contributed certain of its midstream and pipeline assets, including its 45.7 percent limited partner interest in us, its 100 percent ownership interest in our general partner, and its 65 percent interest in Northwest to Williams Partners L.P. (“Williams Partners”), an affiliate of Williams and of us, in exchange for cash and units in Williams Partners (the “Dropdown”). As part of the Dropdown, Williams Partners has stated its intention to commence an exchange offer for any and all of our outstanding common units not held by Williams Partners or its affiliates at a future date, or to propose a merger to our holders also at the previously stated exchange ratio.
     As of March 31, 2010, Williams Partners, through its subsidiary, Williams Pipeline GP LLC, owns a 2 percent general partner interest and a 45.7 percent limited partner interest in us.
     As discussed in our 2009 Annual Report on Form 10-K, on January 20, 2010, we concluded that our financial statements for the year ended December 31, 2008 should be restated due to the manner in which Northwest had presented and recognized pension and postretirement obligations in certain benefit plans for which Williams is the plan sponsor.
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed February 23, 2010, for the year ended December 31, 2009. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. All intercompany transactions have been eliminated.
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

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Allocation of Net Income and Distributions
     The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statements of Partners’ Capital, for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Thousands of dollars)
Allocation to general partner:
Net income	$11,927	$13,655
Charges direct to general partner:
Reimbursable general administrative costs	248	370

Income subject to 2% allocation of general partner interest	12,175	14,025
General partner’s share of net income	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	244	281
Incentive distributions paid to general partner	22	—
Direct charges to general partner	(248)	(370)

Net income (loss) allocated to general partner	$18	$(89)

Net income	$11,927	$13,655
Net income (loss) allocated to general partner	18	(89)

Net income allocated to limited partners	$11,909	$13,744

     Common and subordinated unitholders have always shared equally, on a per-unit basis, in the net income allocated to limited partners.
     We have paid or have authorized payment of the following post-IPO cash distributions during 2008, 2009 and 2010 (in thousands, except per-unit amounts):

				General Partner
					Incentive
	Per Unit	Common	Subordinated		Distribution	Total Cash
Payment Date	Distribution	Units	Units	2%	Rights	Distribution
5/15/2008	$0.2242	$5,068	$2,457	$154	$—	$7,679
8/14/2008	0.3100	7,008	3,397	212	—	10,617
11/14/2008	0.3150	7,121	3,452	216	—	10,789
2/13/2009	0.3200	7,234	3,507	219	—	10,960
5/15/2009	0.3250	7,347	3,561	223	—	11,131
8/14/2009	0.3300	7,461	3,616	226	—	11,303
11/13/2009	0.3350	7,574	3,671	230	22	11,497
2/12/2010	0.3350	7,574	3,671	230	22	11,497
5/14/2010(a)	0.3350	7,574	3,671	230	22	11,497

(a)	The board of directors of our general partner declared this cash distribution on April 22, 2010 to be paid on May 14, 2010 to unitholders of record at the close of business on May 7, 2010.

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Credit Facilities
     At the closing of the IPO on January 24, 2008, we entered into a $20 million working capital credit agreement with Williams as the lender. The facility was available exclusively to fund working capital borrowings. The initial maturity date of the facility was January 23, 2009. We exercised our automatic right to extend the facility for an additional 365-day term in January 2009. The new maturity date was January 23, 2010. This facility expired at maturity since we did not exercise our automatic right to extend the facility in January 2010. No borrowings were made under the facility.
Note 4. Related Party Transactions
     During the three months ended March 31, 2010, we received distributions totaling $26.3 million from Northwest. Of this amount, $13.7 million represents a distribution from Northwest due to the settlement of its outstanding advances to Williams as of January 31, 2010. On February 12, 2010 we made a distribution to Williams of $5.5 million, as declared by the board of directors of our general partner on January 25, 2010.
     Our general partner gives us a credit for general and administrative expenses under the terms of an omnibus agreement. The annual amounts of those credits are as follows: $1.0 million in 2010 and $0.5 million in 2011. At March 31, 2010, $0.2 million is reflected as a capital contribution in our financial statements.
Note 5. Comprehensive Income
     Comprehensive income is as follows:

	Three Months Ended
	March 31,
	2010	2009*
		(Restated)
	(Thousands of dollars)
Net income	$11,927	$13,655
Reclassification of cash flow hedge gain into earnings	(5)	(6)

Total comprehensive income	$11,922	$13,649

*
Prior year amount has been restated to reflect accounting for pension and postretirement benefit obligations on a multi-employer accounting model (See Note 1). The effect of the restatement decreased Northwest’s Total Comprehensive Income by $1.0 million for the three months ended March 31, 2009. The effect of the restatement decreased our Total Comprehensive Income by $0.3 million for the three months ended March 31, 2009.

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Equity Investments
     Northwest is accounted for using the equity method of accounting. As such, our interest in Northwest’s net operating results is reflected as equity earnings in our Consolidated Statements of Income. The summarized results of operations for 100 percent of Northwest are presented below:
Northwest

	Three Months Ended
	March 31,
	2010	2009
	(Thousands of dollars)
Revenues	$106,110	$111,548
Operating expenses	55,819	58,396
Other (expense) income, net	(338)	191
Interest charges	12,070	12,435

Net income	$37,883	$40,908

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
Overview
     We are a growth-oriented Delaware limited partnership formed by Williams to own and operate natural gas transportation and storage assets. Effective January 24, 2008, we own a 35 percent general partnership interest in Northwest, a subsidiary of Williams that owns an approximate 3,900-mile, bi-directional, interstate natural gas pipeline system that extends from the San Juan Basin in New Mexico through the Rocky Mountains and to the Northwestern United States. Northwest also has working natural gas storage capacity of approximately 13.0 billion cubic feet (“Bcf”). The remaining 65 percent general partnership interest in Northwest is owned by a subsidiary of Williams.
     Our general partnership interest in Northwest is our primary asset. As a result, we are dependent on Northwest for substantially all of our cash available for distribution, and the management’s discussion and analysis of financial condition and results of operations contained herein is primarily focused on Northwest.
     On February 17, 2010, Williams completed a strategic restructuring in which it contributed certain of its midstream and pipeline assets, including its 45.7 percent limited partner interest in us, its 100 percent ownership interest in our general partner, and its 65 percent interest in Northwest to Williams Partners, an affiliate of Williams and of us, in exchange for cash and units in Williams Partners (the “Dropdown”). As part of the Dropdown, Williams Partners has stated its intention to commence an exchange offer for any and all of our outstanding common units not held by Williams Partners or its affiliates at a future date, or to propose a merger to our holders also at the previously stated exchange ratio.
     Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes included within Part II, Item 8. Financial Statements and Supplementary Data of our 2009 Annual Report on Form 10-K, the consolidated financial statements and notes contained in Part I, Item 1. Financial Statements of the Northwest Pipeline GP Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2010, and with our consolidated financial statements and notes contained within this document.
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

As a one-third owner of Jackson Prairie, in early 2006, Northwest held an open season for a new firm storage service based on its 100 million cubic feet per day share of the planned 2008 deliverability expansion and approximately 1.2 Bcf of its share of the working natural gas storage capacity expansion being developed over approximately a six-year period from 2007 through 2012.

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

•
Sundance Trail Expansion. In November 2009, Northwest received approval from the Federal Energy Regulatory Commission (“FERC”) to construct approximately 16 miles of 30-inch loop between its existing Green River and Muddy Creek compressor stations in Wyoming as well as an upgrade to its existing Vernal compressor station, with service targeted to commence in November 2010. The total project is estimated to cost approximately $60 million, including the cost of replacing the existing compression at Vernal, which will enhance the efficiency of Northwest’s system. Northwest executed a precedent agreement to provide 150 thousand dekatherms (“MDth”) per day of firm transportation service from the Greasewood and Meeker Hubs in Colorado for delivery to the Opal Hub in Wyoming. Northwest has proposed to collect its maximum system rates, and has received approval from the FERC to roll-in the Sundance Trail Expansion costs in any future rate cases.

Northwest’s Results of Operations
     In the following discussion of the results of Northwest, all amounts represent 100 percent of the operations of Northwest, in which we hold a 35 percent general partnership interest following the completion of our IPO on January 24, 2008. As such, we recognized equity earnings from investments of $13.3 million and $14.3 million for the three months ended March 31, 2010 and 2009.
   Analysis of Financial Results
     This analysis discusses financial results of Northwest’s operations for the three-month periods ended March 31, 2010 and 2009. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under Northwest’s rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in Northwest’s transportation rates.
   Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Northwest’s operating revenues decreased $5.4 million, or 5 percent. This decrease is primarily attributed to i) lower firm transportation commodity revenues of $1.3 million due primarily to warmer weather in our market area and lower off-system deliveries on the southern end of the system, ii) lower Parachute Lateral lease revenues of $2.6 million resulting from the termination of the Parachute Lateral lease on August 1, 2009, iii) lower revenues of $0.5 million resulting from the termination of the Everett Delta Lateral lease on November 9, 2009, and iv) lower other revenues of $1.0 million resulting from the absence of sublease income attributed to the restructuring of the Salt Lake City headquarters building lease. These decreases were partially offset by an increase in firm transportation under long-term contracts. The revenue decreases from the Parachute and Everett Delta laterals as well as the reduction in building sublease revenues is substantially offset by decreases in lease expenses as described below.
     Northwest’s transportation service accounted for 96 percent and 95 percent of its operating revenues for the three months ended March 31, 2010 and 2009, respectively. Natural gas storage service accounted for 4 percent of operating revenues for each of the three-month periods ended March 31, 2010 and 2009.
     Operating expenses decreased $2.6 million, or 4 percent, due primarily to i) the termination of the Parachute and Everett Delta leases, resulting in lower lease expense of $3.0 million and ii) the restructuring of the Salt Lake City headquarters building lease resulting in lower building lease expense of $1.3 million. These decreases were partially offset by higher property taxes of $1.3 million primarily attributed to a $1.5 million reduction in 2009 for lower than anticipated mill levies.

   Operating Statistics
     The following table summarizes volumes and capacity for the periods indicated:

	Quarter Ended
	March 31,
	2010	2009
	(In Trillion British Thermal Units)
Total Throughput (1)	179	224
Average Daily Transportation Volumes	2.0	2.5
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.8	2.6
Average Daily Reserved Capacity Under Short-Term Firm Contracts (2)	0.3	0.6

(1)
Parachute Lateral volumes of 23 trillion British Thermal Units (“TBtu”) in 2009 are excluded from total throughput as these volumes flowed under separate contracts that did not result in mainline throughput.

(2)
Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis. When the capacity is sold on a long-term basis, it is included above, under Base Firm Contracts.

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
     On or before the end of the calendar month following each quarter, available cash is distributed to Northwest’s partners as required by its general partnership agreement. Available cash is generally defined for Northwest as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by Northwest’s management committee), less cash reserves established by Northwest’s management committee as necessary or appropriate for the conduct of Northwest’s business and to comply with any applicable law or agreements. In January 2010, for the three-month period ended December 31, 2009, Northwest distributed $36.0 million of available cash to its partners.
     In connection with the Dropdown, Northwest’s participation in the Williams’ cash management program was terminated. As a result of the Dropdown, Northwest became a participant in Williams Partners’ cash management program. In February 2010, Northwest’s management committee authorized a cash distribution of $39.3 million, which included the amount of its outstanding advances with Williams as of January 31, 2010. As a result of the February distributions, no additional distributions have been declared or paid. Accordingly, the balance owed by Williams to Northwest pursuant to the cash management program at December 31, 2009 is reflected as a reduction of Northwest’s Owners’ Equity as the advances were not available to it as working capital.
     Northwest funds its capital spending requirements with cash from operating activities, third-party debt and contributions from Northwest’s partners, and when necessary, with borrowings under the Credit Facility (described in Method of Financing, Credit Agreement).

   Sources (Uses) of Cash

	Three Months Ended
	March 31,
	2010	2009
	(Thousands of dollars)
Net cash provided (used) by:
Operating activities	$66,546	$73,627
Financing activities	(65,893)	(33,644)
Investing activities	(1,005)	(39,662)

(Decrease) increase in cash and cash equivalents	$(352)	$321

Operating Activities
     Northwest’s net cash provided by operating activities for the three months ended March 31, 2010 decreased $7.1 million from the same period in 2009. This decrease is primarily attributed to changes in working capital and lower cash operating results, partially offset by an increase in changes in noncurrent assets and liabilities.
Financing Activities
     Northwest’s cash used in financing activities for the three months ended March 31, 2010 increased $32.2 million from the same period in 2009 due to higher distributions paid to Northwest’s partners and lower cash overdrafts, partially offset by borrowings from the Credit Facility (described in Method of Financing, Credit Agreement) and contributions from Williams.
Investing Activities
     Northwest’s cash used in investing activities for the three months ended March 31, 2010 decreased $38.7 million from the same period in 2009 due to repayments from affiliates, partially offset by higher capital expenditures.
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
     In January 2010, for the three-month period ended December 31, 2009, Northwest made distributions of available cash of $36.0 million to its partners, representing cash in excess of working capital requirements and reserves established by Northwest’s management committee as necessary for the conduct of its business. In February 2010, Northwest made a distribution of $39.3 million to its partners, which included the amount of its outstanding advances with Williams as of January 31, 2010.
Short-Term Liquidity
     Northwest funds its working capital and capital requirements with cash flows from operating activities, and, if required, borrowings under the Credit Facility (described below) and return of advances previously made to Williams Partners.
     Northwest invests cash through participation in Williams Partners’ cash management program. At March 31, 2010, the advances due to Northwest by Williams Partners totaled approximately $32.3 million. At March 31, 2010, the advances due to Northwest by Williams totaled approximately $25.1 million. These advances are represented by one or more demand obligations. The interest rate on these demand notes was based upon the overnight investment rate paid on Williams Partners’ and Williams’ excess cash, which was approximately 0.01 percent and 0.03 percent, respectively, at March 31, 2010.
Credit Agreement
     As part of the restructuring, Northwest was removed as a borrower under the $1.5 billion credit facility it shared as co-borrowers with Williams and Transcontinental Gas Pipe Line Company, LLC (“Transco”). On February 17, 2010, Northwest entered into a new $1.75 billion three-year senior unsecured revolving credit facility (“Credit Facility”) with Williams Partners and Transco, as co-borrowers, and Citibank, N.A., as administrative agent, and certain other lenders named therein. The full amount of the Credit Facility is available to Williams Partners, and may, under certain conditions, be increased by up to an additional $250 million. Northwest has access to borrow up to $400 million under the Credit Facility to the extent not otherwise utilized by Williams Partners and Transco. Interest is calculated based on a choice of two methods: (1) a fluctuating base rate equal to Citibank, N.A.’s adjusted base rate plus an applicable margin, or (2) a periodic fixed rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The adjusted base rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) Citibank, N.A.’s publicly announced base rate, and (iii) one month LIBOR plus 1.0 percent. Williams Partners is required to pay a commitment fee (currently 0.5 percent) based on the unused portion of the Credit Facility. The applicable margin and the commitment fee are based on the borrower’s senior unsecured long-term debt ratings.
     The Credit Facility contains various covenants that limit, among other things, a borrower’s and its respective subsidiaries’ ability to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default and allow any material change in the nature of its business.
     Under the Credit Facility, Williams Partners is required to maintain a ratio of debt to EBITDA (each as defined in the Credit Facility) of no greater than 5.00 to 1.00 for itself and its consolidated subsidiaries. The debt to EBITDA ratio is measured on a rolling four-quarter basis. For Northwest, the ratio of debt to capitalization (defined as net worth plus debt) is not permitted to be greater than 55 percent. Each of the above ratios will be tested, beginning June 30, 2010, at the end of each fiscal quarter (with the first full year measured on an annualized basis).
     The Credit Facility includes customary events of default. If an event of default with respect to a borrower occurs under the Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the Credit Facility and exercise other rights and remedies.
     As of March 31, 2010, there were no letters of credit issued by the participating institutions under the Credit Facility, and revolving credit loans of $108.0 million, $8.0 million of which were associated with Northwest, were outstanding.
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
     Northwest anticipates 2010 capital expenditures will be between $120 million and $140 million of which includes $60 million to $80 million for maintenance capital and $95 million to $115 million considered nondiscretionary due to legal, regulatory and/or contractual requirements. Northwest’s property, plant and equipment additions were $6.7 million ($5.9 million for maintenance and $0.8 million for expansion) and $5.5 million ($3.9 million for maintenance and $1.6 million for expansion) for the three months ended March 31, 2010 and 2009, respectively.

Credit Ratings
     During the first quarter of 2010, the credit ratings on Northwest’s senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below:

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB–
Fitch Ratings	BBB
     At March 31, 2010, Northwest’s credit rating outlook is “stable” from Moody’s Investors Service and Fitch Ratings. On January 12, 2010, Standard and Poor’s revised Northwest’s ratings outlook to “positive” from “stable.”
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
     Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign Northwest investment grade ratings even if they meet or exceed their current criteria for investment grade ratios.
Other
Off-Balance Sheet Arrangements
     Neither we nor Northwest have any guarantees of off-balance sheet debt to third parties and maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams’, Williams Partners’ or Northwest’s credit ratings.
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
     Beginning in the mid-1980s, Northwest evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. Northwest identified polychlorinated biphenyl (“PCB”) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, Northwest identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) in the late 1980s, and Northwest conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required Northwest to re-evaluate its previous mercury clean-ups in Washington. Currently, Northwest is conducting assessment and remediation activities needed to bring the sites up to Washington’s current environmental standards. At March 31, 2010, Northwest had accrued liabilities totaling approximately $7.8 million for these costs which are expected to be incurred through 2015. Northwest is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. Northwest considers these costs associated with compliance with environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.
     In March 2008, the EPA issued new air quality standards for ground-level ozone, but in September 2009, the EPA announced that it would reconsider those standards. In January 2010, the EPA proposed standards more stringent than the March 2008 standards. The EPA expects that these proposed standards will be final in August 2010 and that new eight-hour ozone non-attainment areas will be designated in July 2011. The new standards and non-attainment areas will likely impact the operations of our interstate gas pipeline and cause us to incur additional capital expenditures. At this time, we are unable to estimate the cost of the additions that may be required to meet these regulations. Northwest expects that costs associated with these compliance efforts will be recoverable through its rates.
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
Legal Matters
     Northwest is party to legal, administrative, and regulatory proceedings arising in the normal course of business.
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
Capital Resources and Liquidity of Williams Pipeline Partners L.P.
     Our principal sources of liquidity include cash distributed to us by Northwest. We expect to fund our operating expenses, debt service and cash distributions primarily with distributions from Northwest. As of March 31, 2010, we had cash and cash equivalents of $21.8 million.
     Prior to the completion of the restructuring on February 17, 2010, we were able to invest cash through participation in Williams’ cash management program. Subsequent to the restructuring, we may invest cash through participation in the Williams Partners cash management program. Any advances will be represented by one or more demand obligations. The interest rate on demand notes is based upon the overnight investment rate paid on Williams Partners’ excess cash, which was approximately 0.01 percent at March 31, 2010.
Northwest Distributions
     In January 2010, we received cash distributions of $12.6 million from Northwest. In February 2010, Northwest made a cash distribution of $39.3 million to its partners to settle the outstanding advances to Williams as of January 31, 2010, of which our share was $13.7 million.
Capital Contributions
     Please see Part I, Item 1. Financial Statements — Notes to Consolidated Financial Statements: Note 4. Related Party Transactions.
Credit Facility
     Please see Part I, Item 1. Financial Statements — Notes to Consolidated Financial States: Note 3. Credit Facilities.
Cash Distributions to Unitholders
     We have paid quarterly distributions to unitholders and our general partner after every quarter since our IPO on January 24, 2008. Our last quarterly distribution of $11.5 million was paid on February 12, 2010, to unitholders of record at the close of business on February 5, 2010. On April 22, 2010, the board of directors of our general partner declared a cash distribution of $11.5 million to be paid on May 14, 2010, to unitholders of record at the close of business on May 7, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     For quantitative and qualitative disclosures about market risk, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2009. Our exposures to market risk have not changed materially since December 31, 2009.

Item 4.	Controls and Procedures
     Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act) (“Disclosure Controls”) or our internal controls over financial reporting (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Williams Pipeline Partners L.P. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our management concluded that these Disclosure Controls are effective at a reasonable assurance level.
     In the first quarter of 2010 and related to our financial statements for the period ended December 31, 2009, we identified a material weakness related to the manner in which we presented and recognized certain pension and postretirement related activity associated with our investment in Northwest Pipeline GP (“Northwest”).
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     Northwest had previously recorded Williams-allocated amounts related to these benefit plans on a single-employer basis rather than a multi-employer accounting model. As the plan assets are not legally segregated and Northwest was not contractually required to assume these obligations upon withdrawal, Northwest concluded that the appropriate accounting model for these historical financial statements is a multi-employer model. Northwest corrected their method of accounting for the Williams-allocated amounts related to certain pension and postretirement plans to the multi-employer model and this change was reflected in our financial statements for the period ended December 31, 2009. Northwest also enhanced their controls that ensure proper selection and application of generally accepted accounting principles. We consider this material weakness to be remediated as of March 31, 2010.
First Quarter 2010 Changes in Internal Controls
     Other than described above, there have been no changes during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     We are not currently a party to any legal proceedings.

Item 1A.	Risk Factors
     Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009, includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed.

Item 6.	Exhibits
     The following instruments are included as exhibits to this report.

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of Williams Pipeline Partners L.P. (filed on September 12, 2007 as Exhibit 3.1 to our Registration Statement on Form S-1) and incorporated herein by reference.

3.2	First Amended and Restated Agreement of Limited Partnership of Williams Pipeline Partners L.P., dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.1 to our Form 8-K) and incorporated herein by reference.

3.3	Certificate of Formation of Williams Pipeline GP LLC (filed on September 12, 2007 as Exhibit 3.3 to our Registration Statement on Form S-1) and incorporated herein by reference.

3.4	First Amended and Restated Limited Liability Company Agreement of Williams Pipeline GP LLC, dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.2 to our Form 8-K) and incorporated herein by reference.

10.1	Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.5 to Williams Partners L.P.’s Current Report on Form 8-K, filed on February 22, 2010 (File No. 001-32599) and incorporated by reference as item 10.1 to Northwest Pipeline GP’s Form 8-K filed February 22, 2010 (File No. 001-007414)) and incorporated herein by reference.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Williams Pipeline Partners L.P.
(Registrant)

By:	Williams Pipeline GP LLC, its general partner

By:	/s/ Ted T. Timmermans
Ted T. Timmermans
Chief Accounting Officer
May 5, 2010

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of Williams Pipeline Partners L.P. (filed on September 12, 2007 as Exhibit 3.1 to our Registration Statement on Form S-1) and incorporated herein by reference.

3.2	First Amended and Restated Agreement of Limited Partnership of Williams Pipeline Partners L.P., dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.1 to our Form 8-K) and incorporated herein by reference.

3.3	Certificate of Formation of Williams Pipeline GP LLC (filed on September 12, 2007 as Exhibit 3.3 to our Registration Statement on Form S-1) and incorporated herein by reference.

3.4	First Amended and Restated Limited Liability Company Agreement of Williams Pipeline GP LLC, dated January 24, 2008 (filed on January 30, 2008 as Exhibit 3.2 to our Form 8-K) and incorporated herein by reference.

10.1	Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.5 to Williams Partners L.P.’s Current Report on Form 8-K, filed on February 22, 2010 (File No. 001-32599) and incorporated by reference as item 10.1 to Northwest Pipeline GP’s Form 8-K filed February 22, 2010 (File No. 001-007414)) and incorporated herein by reference.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

**	Furnished herewith