Form 10-Q
period 2010-06-30
WILLIAMS PIPELINE PARTNERS L.P.
filed 2010-07-29
CIK 1411583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 22,607,430 common units and 10,957,900 subordinated units outstanding as of July 26, 2010.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars, except per-unit amounts)
General and administrative expense	$1,140	$737	$2,470	$1,390
Other expense	1,200	—	1,200	—
Equity earnings from investment in Northwest Pipeline GP	12,032	12,307	25,291	26,625
Interest expense — affiliate	—	(13)	(3)	(25)
Interest income	2	3	3	5

Net income	$9,694	$11,560	$21,621	$25,215

Allocation of net income used for earnings per unit calculation:
Net income	$9,694	$11,560	$21,621	$25,215
Allocation of net loss to general partner	(28)	(135)	(9)	(225)

Allocation of net income to limited partners	$9,722	$11,695	$21,630	$25,440

Basic and diluted net income per limited partner unit:
Common units	$0.29	$0.35	$0.64	$0.76
Subordinated units	$0.29	$0.35	$0.64	$0.76

Weighted average number of units outstanding:
Common units	22,607,430	22,607,430	22,607,430	22,607,430
Subordinated units	10,957,900	10,957,900	10,957,900	10,957,900
See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
	(Thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$9,163	$8,114
Accounts receivable — affiliate	249	—
Prepaid expense	491	193

Total current assets	9,903	8,307
Investment in Northwest Pipeline GP	440,541	441,608

Total assets	$450,444	$449,915

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable:
Trade	$1,662	$419
Affiliate	297	124

Total current liabilities	1,959	543
Contingent liabilities (Note 2)
Partners’ capital	448,485	449,372

Total liabilities and partners’ capital	$450,444	$449,915

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(Thousands of dollars)
OPERATING ACTIVITIES:
Net income	$21,621	$25,215
Adjustments to reconcile to cash provided by operations:
Equity earnings from investment in Northwest Pipeline GP	(25,291)	(26,625)
Distributions related to equity earnings from investment in Northwest Pipeline GP	26,347	22,750
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	—	(90)
Other current assets	(298)	43
Accounts payable	1,416	(561)
Other	—	12

Net cash provided by operating activities	23,795	20,744

INVESTING ACTIVITIES:
Other	—	—

Net cash provided (used) by investing activities	—	—

FINANCING ACTIVITIES:
Distributions paid	(22,993)	(22,091)
Contributions pursuant to the omnibus agreement	247	744

Net cash used by financing activities	(22,746)	(21,347)

Increase (decrease) in cash and cash equivalents	1,049	(603)
Cash and cash equivalents at beginning of period	8,114	7,760

Cash and cash equivalents at end of period	$9,163	$7,157

See accompanying notes to consolidated financial statements.

WILLIAMS PIPELINE PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

				Accumulated
				Other	Total
	Limited Partner		General	Comprehensive	Partners’
	Common	Subordinated	Partner	Loss	Capital
	(Thousands of dollars)
Balance — January 1, 2010	$296,932	$143,513	$8,969	$(42)	$449,372
Net income	14,569	7,061	(9)	—	21,621
Other comprehensive income:
Amortization of cash flow hedge	—	—	—	(11)	(11)

Total other comprehensive income					(11)

Cash distributions	(15,147)	(7,342)	(504)	—	(22,993)
Contributions pursuant to the omnibus agreement	—	—	496	—	496

Balance — June 30, 2010	$296,354	$143,232	$8,952	$(53)	$448,485

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
     On February 17, 2010, Williams completed a strategic restructuring in which it contributed certain of its midstream and pipeline assets, including its 45.7 percent limited partner interest in us, its 100 percent ownership interest in our general partner, and its 65 percent interest in Northwest to Williams Partners L.P. (“Williams Partners”), an affiliate of Williams and of us, in exchange for cash and units in Williams Partners (the “Dropdown”). As part of the Dropdown, Williams Partners stated its intention to commence an exchange offer for any and all of our outstanding common units not held by Williams Partners or its affiliates at a future date and at an exchange ratio of 0.7584 units of Williams Partners for each of our units, and later indicated that it might propose a merger to our holders also at the previously stated exchange ratio.
     On May 24, 2010, after lengthy negotiations between Williams Partners and a committee consisting of the three directors on the Board of Directors of our general partner who meet the independence requirements established in our partnership agreement, a merger agreement (the “Merger Agreement”) providing for the merger of the Partnership into Williams Partners (the “Merger”) was executed. The Merger and the Merger Agreement are described in detail in the Registration Statement on Form S-4 initially filed by Williams Partners on June 9, 2010 and in our and Williams Partners’ joint proxy statement/prospectus dated July 15, 2010 that is being provided to holders of record of our units at the close of business on July 15, 2010, who are the holders of our units who will be entitled to vote on the Merger at the special meeting of our unitholders scheduled for August 31, 2010. If the Merger is approved at that meeting, it is anticipated that the Merger will be consummated shortly thereafter and all of our units not held by Williams or its corporate affiliates will be exchanged for units of Williams Partners at the exchange ratio set forth above.
     As of June 30, 2010, Williams Partners, through its subsidiary, Williams Pipeline GP LLC, owns a 2 percent general partner interest and a 45.7 percent limited partner interest in us.
     As discussed in our 2009 Annual Report on Form 10-K, on January 20, 2010, we concluded that our financial statements for the year ended December 31, 2008 should be restated due to the manner in which Northwest had presented and recognized pension and postretirement obligations in certain benefit plans for which Williams is the plan sponsor. We concluded that the impact of the error is not material to any of the three quarterly periods of 2009.
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed February 23, 2010, for the year ended December 31, 2009. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. All intercompany transactions have been eliminated.
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

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Contingent Liabilities
     On May 25, 2010, the Booth Family Trust filed a purported class action complaint in Tulsa County District Court against the Partnership, Williams, Williams Partners, Williams Pipeline GP, LLC and its individual directors. The plaintiff asserts that the individuals breached their fiduciary duties in connection with the Partnership’s entry into the Merger Agreement and that the entities aided and abetted these alleged breaches of fiduciary duties. All of the parties against whom the lawsuit was filed believe that the lawsuit is without merit, but to avoid any risk of delaying the Merger, have agreed in principle to settle the lawsuit on the basis that certain additional disclosures would be included in the joint proxy statement/prospectus. On July 9, 2010, all parties to the lawsuit entered into a Memorandum of Understanding outlining the terms upon which this lawsuit would be settled subject to court approval. There can be no assurance that additional claims will not be made or additional lawsuits filed, the substance of which may be similar to the allegations described above or that otherwise might arise from, or in connection with, the Merger Agreement and the transactions it contemplates; however, if the lawsuit is settled on the basis contemplated by the Memorandum of Understanding, all the defendants will receive general release from the putative class. At June 30, 2010, we have accrued liabilities totaling approximately $1.2 million related to the settlement terms, including accrued legal fees, specified in the Memorandum of Understanding.
Note 3. Allocation of Net Income and Distributions
     The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statement of Partners’ Capital, for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars, except per-unit amounts)
Allocation to general partner:
Net income	$9,694	$11,560	$21,621	$25,215
Charges direct to general partner:
Reimbursable general administrative costs	249	374	496	744

Income subject to 2% allocation of general partner interest	9,943	11,934	22,117	25,959
General partner’s share of net income	2.0%	2.0%	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	199	239	442	519
Incentive distributions paid to general partner	22	—	45	—
Direct charges to general partner	(249)	(374)	(496)	(744)

Net loss allocated to general partner	$(28)	$(135)	$(9)	$(225)

Net income	$9,694	$11,560	$21,621	$25,215
Net loss allocated to general partner	(28)	(135)	(9)	(225)

Net income allocated to limited partners	$9,722	$11,695	$21,630	$25,440

     Common and subordinated unitholders have always shared equally, on a per-unit basis, in the net income allocated to limited partners.

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We have paid or have authorized payment of the following post-IPO cash distributions during 2008, 2009 and 2010 (in thousands, except per-unit amounts):

				General Partner
					Incentive
	Per Unit	Common	Subordinated		Distribution	Total Cash
Payment Date	Distribution	Units	Units	2%	Rights	Distribution
5/15/2008	$0.2242	$5,068	$2,457	$154	$—	$7,679
8/14/2008	0.3100	7,008	3,397	212	—	10,617
11/14/2008	0.3150	7,121	3,452	216	—	10,789
2/13/2009	0.3200	7,234	3,507	219	—	10,960
5/15/2009	0.3250	7,347	3,561	223	—	11,131
8/14/2009	0.3300	7,461	3,616	226	—	11,303
11/13/2009	0.3350	7,574	3,671	230	22	11,497
02/12/2010	0.3350	7,574	3,671	230	22	11,497
05/14/2010	0.3350	7,574	3,671	230	22	11,497
08/13/2010(a)	0.3350	7,574	3,671	230	22	11,497

(a)	The board of directors of our general partner declared this cash distribution on July 27, 2010 to be paid on August 13, 2010 to unitholders of record at the close of business on August 6, 2010.
Note 4. Related Party Transactions
     During the six months ended June 30, 2010, we received distributions totaling $26.3 million from Northwest. Of this amount, $13.7 million represents a distribution from Northwest due to the settlement of its outstanding advances to Williams as of January 31, 2010. We made distributions to Williams of $11.0 million, as declared by the board of directors of our general partner, during the six months ended June 30, 2010.
     Our general partner gives us a credit for general and administrative expenses under the terms of an omnibus agreement. The annual amounts of those credits are as follows: $1.0 million in 2010 and $0.5 million in 2011. At June 30, 2010, $0.5 million is reflected as a capital contribution in our financial statements.
Note 5. Comprehensive Income
     Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009*	2010	2009*
	(Thousands of dollars)
Net income	$9,694	$11,560	$21,621	$25,215
Amortization of cash flow hedge	(6)	(5)	(11)	(11)

Total comprehensive income	$9,688	$11,555	$21,610	$25,204

*
Prior year amount has been restated to reflect accounting for pension and postretirement benefit obligations on a multi-employer accounting model (See Note 1). The effect of the restatement decreased Northwest’s Total Comprehensive Income by $0.8 million and $1.8 million for the three and six months ended June 30, 2009, respectively. The effect of the restatement decreased our Total Comprehensive Income by $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively.

WILLIAMS PIPELINE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Equity Investments
     Northwest is accounted for using the equity method of accounting. As such, our interest in Northwest’s net operating results is reflected as equity earnings in our Consolidated Statements of Income. The summarized results of operations for 100 percent of Northwest are presented below:
Northwest

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Revenues	$102,578	$107,756	$208,688	$219,304
Operating expenses	57,159	60,743	112,978	119,139
Other income, net	438	449	100	640
Interest charges	11,441	12,300	23,511	24,735
Income taxes	38	—	38	—

Net income	$34,378	$35,162	$72,261	$76,070

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
     Our general partnership interest in Northwest is our only significant asset. As a result, we are dependent on Northwest for substantially all of our cash available for distribution, and the management’s discussion and analysis of financial condition and results of operations contained herein is primarily focused on Northwest.
Recent Events
     On February 17, 2010, Williams completed a strategic restructuring in which it contributed certain of its midstream and pipeline assets, including its 45.7 percent limited partner interest in us, its 100 percent ownership interest in our general partner, and its 65 percent interest in Northwest to Williams Partners, an affiliate of Williams and of us, in exchange for cash and units in Williams Partners (the “Dropdown”). As part of the Dropdown, Williams Partners stated its intention to commence an exchange offer for any and all of our outstanding common units not held by Williams Partners or its affiliates at a future date and at an exchange ratio of 0.7584 units of Williams Partners for each of our units, and later indicated that it might propose a merger to our holders also at the previously stated exchange ratio.
     On May 24, 2010, after lengthy negotiations between Williams Partners and a committee consisting of the three directors on the Board of Directors of our general partner who meet the independence requirements established in our partnership agreement, a merger agreement (the “Merger Agreement”) providing for the merger of the Partnership into Williams Partners (the “Merger”) was executed. The Merger and the Merger Agreement are described in detail in the Registration Statement on Form S-4 initially filed by Williams Partners on June 9, 2010 and in our and Williams Partners’ joint proxy statement/prospectus dated July 15, 2010 that is being provided to holders of record of our units at the close of business on July 15, 2010, who are the holders of our units who will be entitled to vote on the Merger at the special meeting of our unitholders scheduled for August 31, 2010. If the Merger is approved at that meeting, it is anticipated that the Merger will be consummated shortly thereafter and all of our units not held by Williams or its corporate affiliates will be exchanged for units of Williams Partners at the exchange ratio set forth above.
     On May 25, 2010, the Booth Family Trust filed a purported class action complaint in Tulsa County District Court against the Partnership, Williams, Williams Partners, Williams Pipeline GP, LLC and its individual directors. The plaintiff asserts that the individuals breached their fiduciary duties in connection with the Partnership’s entry into the Merger Agreement and that the entities aided and abetted these alleged breaches of fiduciary duties. All of the parties against whom the lawsuit was filed believe that the lawsuit is without merit, but to avoid any risk of delaying the Merger, have agreed in principle to settle the lawsuit on the basis that certain additional disclosures would be included in the joint proxy statement/prospectus. On July 9, 2010, all parties to the lawsuit entered into a Memorandum of Understanding outlining the terms upon which this lawsuit would be settled subject to court approval. There can be no assurance that additional claims will not be made or additional lawsuits filed, the substance of which may be similar to the allegations described above or that otherwise might arise from, or in connection with, the Merger Agreement and the transactions it contemplates; however, if the lawsuit is settled on the basis contemplated by the Memorandum of Understanding, all the defendants will receive general release from the putative class. At June 30, 2010, we have accrued liabilities totaling approximately $1.2 million related to the settlement terms, including accrued legal fees, specified in the Memorandum of Understanding.
General
     Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes included within Part II, Item 8. Financial Statements and Supplementary Data of our 2009 Annual Report on Form 10-K, the consolidated financial statements and notes contained in Part I, Item 1. Financial Statements of the Northwest Pipeline GP Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2010, and with our consolidated financial statements and notes contained within this document.

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

•
Sundance Trail Expansion. In November 2009, Northwest received approval from the Federal Energy Regulatory Commission (“FERC”) to construct approximately 16 miles of 30-inch loop between its existing Green River and Muddy Creek compressor stations in Wyoming as well as an upgrade to its existing Vernal compressor station, with service targeted to commence in November 2010. The total project, currently under construction, is estimated to cost approximately $60 million, including the cost of replacing the existing compression at Vernal, which will enhance the efficiency of Northwest’s system. Northwest executed a transportation service agreement to provide 150 thousand dekatherms per day of firm transportation service from the Greasewood and Meeker Hubs in Colorado for delivery to the Opal Hub in Wyoming. Northwest will collect its maximum system rates under the firm service agreement, and has received approval from the FERC to roll-in the Sundance Trail Expansion costs in any future rate cases.

Williams Pipeline Partners L.P.’s Results of Operations
          Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     The Partnership’s net income decreased $1.9 million or 16 percent. The decrease is primarily attributed to the $1.2 million accrual related to the settlement terms of the Memorandum of Understanding combined with higher general and administrative expenses associated with the Dropdown and Merger and lower equity in earnings of Northwest.
          Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     The Partnership’s net income decreased $3.6 million or 14 percent. The decrease is due to lower equity in earnings of Northwest, higher general and administrative expenses associated with the Dropdown and Merger and the $1.2 million accrual related to the settlement terms of the Memorandum of Understanding.
Northwest’s Results of Operations
     In the following discussion of the results of Northwest, all amounts represent 100 percent of the operations of Northwest, in which we hold a 35 percent general partnership interest following the completion of our IPO on January 24, 2008. As such, we recognized equity earnings from investments of $12.0 million and $25.3 million for the three and six months ended June 30, 2010, respectively, compared with the $12.3 million and $26.6 million for the three and six months ended June 30, 2009, respectively.
          Analysis of Financial Results
     This analysis discusses financial results of Northwest’s operations for the three and six-month periods ended June 30, 2010 and 2009. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under Northwest’s rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in Northwest’s transportation rates.
          Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Northwest’s operating revenues decreased $5.2 million, or 5 percent. This decrease is primarily attributed to i) lower Parachute Lateral lease revenues of $2.6 million resulting from the termination of the Parachute Lateral lease on August 1, 2009, ii) lower other revenues of $1.0 million resulting from the absence of sublease income attributed to the restructuring of the Salt Lake City headquarters building lease, iii) lower revenues of $0.9 million resulting from the termination of the Everett Delta Lateral lease on November 9, 2009, and iv) lower firm transportation commodity revenues of $0.7 million due primarily to mild weather in Northwest’s market area and lower off-system deliveries on the southern end of the system. The revenue decreases from the Parachute and Everett Delta laterals as well as the reduction in building sublease revenues is substantially offset by decreases in lease expenses as described below.
     Northwest’s transportation service accounted for 97 percent and 95 percent of its operating revenues for the three-month periods ended June 30, 2010 and 2009, respectively. Natural gas storage service accounted for 3 percent and 4 percent of operating revenues for the three-month periods ended June 30, 2010 and 2009, respectively.
     Operating expenses decreased $3.6 million, or 6 percent, due primarily to i) the termination of the Parachute and Everett Delta leases, resulting in lower lease expense of $3.4 million and ii) the restructuring of the Salt Lake City headquarters building lease resulting in lower building lease expense of $1.2 million. These decreases were partially offset by higher property taxes of $1.0 million primarily attributed to a $1.1 million reduction in 2009 for lower than anticipated mill levies.
          Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Northwest’s operating revenues decreased $10.6 million, or 5 percent. This decrease is primarily attributed to i) lower Parachute Lateral lease revenues of $5.2 million resulting from the termination of the Parachute Lateral lease on August 1, 2009, ii) lower other revenues of $2.0 million resulting from the absence of sublease income attributed to the restructuring of the Salt Lake City headquarters building lease, iii) lower firm transportation commodity revenues of $2.0 million due primarily to mild weather in Northwest’s market area and lower off-system deliveries on the southern end of the system, and iv) lower revenues of $1.4 million resulting from the termination of the Everett Delta Lateral lease on November 9, 2009. The revenue decreases from the Parachute and Everett Delta laterals as well as the reduction in building sublease revenues is substantially offset by decreases in lease expenses as described below.
     Northwest’s transportation service accounted for 97 percent and 95 percent of its operating revenues for the six-month periods ended June 30, 2010 and 2009, respectively. Natural gas storage service accounted for 3 percent and 4 percent of operating revenues for the six-month periods ended June 30, 2010 and 2009, respectively.
     Operating expenses decreased $6.2 million, or 5 percent, due primarily to i) the termination of the Parachute and Everett Delta leases, resulting in lower lease expense of $6.4 million and ii) the restructuring of the Salt Lake City headquarters building lease resulting in lower building lease expense of $2.5 million. These decreases were partially offset by higher property taxes of $2.4 million primarily attributed to a $2.6 million reduction in 2009 for lower than anticipated mill levies.

     Operating Statistics
          The following table summarizes volumes and capacity for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Trillion British Thermal Units)
Total Throughput(1)	156	173	336	397
Average Daily Transportation Volumes	1.7	1.9	1.9	2.2
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.8	2.6	2.8	2.6
Average Daily Reserved Capacity Under Short-Term Firm Contracts(2)	0.2	0.5	0.3	0.6

(1)
Parachute Lateral volumes of 20 trillion British thermal units (“TBtu”) and 43 TBtu for the three and six months ended June 30, 2009, respectively, are excluded from total throughput as these volumes flowed under separate contracts that did not result in mainline throughput.

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
     On or before the end of the calendar month following each quarter, available cash is distributed to Northwest’s partners as required by its general partnership agreement. Available cash is generally defined for Northwest as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by Northwest’s management committee), less cash reserves established by Northwest’s management committee as necessary or appropriate for the conduct of Northwest’s business and to comply with any applicable law or agreements. In January 2010, for the three-month period ended December 31, 2009, Northwest distributed $36.0 million of available cash to its partners. In July 2010, Northwest declared equity distributions of $39.5 million to its partners to be paid on July 30, 2010.
     In connection with the Dropdown, Northwest’s participation in the Williams’ cash management program was terminated. As a result of the Dropdown, Northwest became a participant in Williams Partners’ cash management program. In February 2010, Northwest’s management committee authorized a cash distribution of $39.3 million, which included the amount of its outstanding advances with Williams as of January 31, 2010. As of June 30, 2010, cash advances to Williams of $38.7 million remain outstanding and will not be available to Northwest as working capital and are therefore reflected as a reduction in Owners’ Equity.
     Northwest funds its capital spending requirements with cash from operating activities, third-party debt and contributions from Northwest’s partners, and when necessary, with borrowings under the New Credit Facility (described in Method of Financing, Credit Agreement).

          Sources (Uses) of Cash

	Six Months Ended
	June 30,
	2010	2009
	(Thousands of dollars)
Net cash provided (used) by:
Operating activities	$115,035	$125,838
Financing activities	(74,641)	(53,594)
Investing activities	(40,733)	(72,231)

Increase (decrease) in cash and cash equivalents	$(339)	$13

          Operating Activities
     Northwest’s net cash provided by operating activities for the six months ended June 30, 2010 decreased $10.8 million from the same period in 2009. This decrease is primarily attributed to changes in working capital and lower cash operating results, partially offset by an increase in changes in noncurrent assets and liabilities.
          Financing Activities
     Cash used in financing activities for the six months ended June 30, 2010 increased $21.0 million from the same period in 2009 due to higher distributions paid to Northwest’s partners and lower contributions from Williams.
          Investing Activities
     Cash used in investing activities for the six months ended June 30, 2010 decreased $31.5 million from the same period in 2009 due primarily to lower capital expenditures and advances to affiliates as well as higher proceeds from sales of property, plant and equipment.
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
          Short-Term Liquidity
     Northwest funds its working capital and capital requirements with cash flows from operating activities, and, if required, borrowings under the New Credit Facility (described below) and return of advances previously made to Williams Partners.
     Northwest invests cash through participation in Williams Partners’ cash management program. At June 30, 2010, the advances due to Northwest by Williams Partners totaled approximately $75.7 million. The advances are represented by demand notes. The interest rate on the Williams Partners demand notes was based upon the overnight investment rate paid on Williams Partners’ excess cash, which was approximately 0.01 percent at June 30, 2010.
          Credit Agreement
     As part of the restructuring, Northwest was removed as a borrower under the $1.5 billion credit facility it shared as co-borrower with Williams and Transcontinental Gas Pipe Line Company, LLC (“Transco”). On February 17, 2010, Northwest entered into a new $1.75 billion three-year senior unsecured revolving credit facility (“New Credit Facility”) with Williams Partners and Transco, as co-borrowers, and Citibank, N.A., as administrative agent, and certain other lenders named therein. The full amount of the New Credit

Facility is available to Williams Partners, and may, under certain conditions, be increased by up to an additional $250 million. Northwest may borrow up to $400 million under the New Credit Facility to the extent not otherwise utilized by Williams Partners and Transco. Interest on borrowings under the New Credit Facility is payable at rates per annum equal to, at the option of the borrower: (1) a fluctuating base rate equal to Citibank, N.A.’s adjusted base rate plus an applicable margin, or (2) a periodic fixed rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The adjusted base rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) Citibank, N.A.’s publicly announced base rate, and (iii) one month LIBOR plus 1.0 percent. Williams Partners pays a commitment fee (currently 0.5 percent) based on the unused portion of the New Credit Facility. The applicable margin and the commitment fee are based on the borrower’s senior unsecured long-term debt ratings.
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
     Under the New Credit Facility, Williams Partners is required to maintain a ratio of debt to EBITDA (each as defined in the New Credit Facility) of no greater than 5.00 to 1.00 for itself and its consolidated subsidiaries. The debt to EBITDA ratio is measured on a rolling four-quarter basis. For Northwest, the ratio of debt to capitalization (defined as net worth plus debt) is not permitted to be greater than 55 percent. Each of the above ratios is tested at the end of each fiscal quarter (with the first full year measured on an annualized basis). At June 30, 2010, Northwest is in compliance with this covenant.
     The New Credit Facility includes customary events of default. If an event of default with respect to a borrower occurs under the New Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the New Credit Facility and exercise other rights and remedies.
     As of June 30, 2010, there were no letters of credit issued by the participating institutions under the New Credit Facility, and no revolving credit loans were outstanding.
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
     Northwest anticipates 2010 capital expenditures will be between $120 million and $140 million which includes $60 million to $80 million for maintenance capital and $95 million to $115 million considered nondiscretionary due to legal, regulatory and/or contractual requirements. Northwest’s property, plant and equipment additions were $30.2 million ($21.7 million for maintenance and $8.5 million for expansion) and $47.8 million ($18.4 million for maintenance and $29.4 million for expansion) for the six months ended June 30, 2010 and 2009, respectively.
 Credit Ratings
     During the second quarter of 2010, the credit ratings on Northwest’s senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below:

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB-
Fitch Ratings	BBB
     At June 30, 2010, Northwest’s credit rating outlook is “stable” from Moody’s Investors Service and Fitch Ratings and “positive” from Standard and Poor’s.

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
     Beginning in the mid-1980s, Northwest evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. Northwest identified polychlorinated biphenyl (“PCB”) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, Northwest identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) in the late 1980s, and Northwest conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required Northwest to re-evaluate its previous mercury clean-ups in Washington. Currently, Northwest is conducting assessment and remediation activities for mercury and other constituents to bring the sites up to Washington’s current environmental standards. At June 30, 2010, Northwest had accrued liabilities totaling approximately $7.4 million for these costs which are expected to be incurred through 2015. Northwest is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
     In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone non-attainment areas. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground-level ozone to ensure that the standards were clearly grounded in science and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. The EPA currently anticipates finalization of the new ground-level ozone standard in August 2010 and anticipates designation of new eight-hour ozone non-attainment areas under the new August 2010 ozone NAAQS standards in July 2011. Designation of new eight-hour ozone non-attainment areas are expected to result in additional federal and state regulatory actions that will likely impact Northwest’s operations and increase the cost of additions to property, plant and equipment.
     Additionally, in August 2010, the EPA is expected to promulgate National Emission Standards for hazardous air pollutants (“NESHAP”) regulations that will impact Northwest’s operations. The emission control additions required to comply with the pending hazardous air pollutant regulations are estimated to include costs in the range of $6 million to $9 million through 2013, the expected compliance date.
     Furthermore, the EPA promulgated the Greenhouse Gas (“GHG”) Mandatory Reporting Rule on October 30, 2009, which requires facilities that emit 25,000 metric tons or more CO2 equivalent per year from stationary fossil-fuel combustion sources to report GHG emissions to the EPA annually beginning March 31, 2011 for calendar year 2010. Subsequently, the EPA proposed additional reporting requirements on April 12, 2010 to address fugitive/vented GHG emissions from petroleum and natural gas facilities. Final promulgation of the additional reporting requirements is expected by late 2010, with an effective date of January 1, 2011. At such time, facilities that emit 25,000 metric tons or more CO2 equivalent per year from stationary fossil-fuel combustion and fugitive/vented sources combined will be required to report GHG combustion and fugitive/vented emissions to the EPA annually, beginning March 31, 2012 for calendar year 2011. Compliance with this reporting obligation is estimated to cost $3 million to $5 million over the next four to five years.
     In February 2010, the EPA promulgated a final rule establishing a new one-hour NO2 National Ambient Air Quality Standard. The effective date of the new NO2 standard was April 12, 2010. This new standard is subject to numerous challenges in the federal court. Northwest is unable at this time to estimate the cost of additions that may be required to meet this new regulation.
 Safety Matters
     Pipeline Integrity Regulations. Northwest has developed an Integrity Management Plan that it believes meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, Northwest has identified high consequence areas and completed its baseline assessment plan. Northwest is on schedule to complete the required assessments within specified timeframes. Currently, Northwest estimates that the cost to perform required assessments and associated remediation will be primarily capital in nature and range between $80 million and $95 million over the remaining assessment period of 2010 through 2012. Northwest’s management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.
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
 Conclusion
     Although no assurances can be given, Northwest currently believes that the aggregate of cash flows from operating activities, supplemented when necessary, by advances or capital contributions from its partners and/or borrowings under the New Credit Facility, will provide Northwest with sufficient liquidity to meet its capital requirements. Northwest anticipates that it will be able to access public and private debt markets on terms commensurate with its credit ratings to finance its capital requirements, when needed.
Capital Resources and Liquidity of Williams Pipeline Partners L.P.
     Our principal sources of liquidity include cash distributed to us by Northwest. We expect to fund our operating expenses, debt service and cash distributions primarily with distributions from Northwest. As of June 30, 2010, we had cash and cash equivalents of $9.2 million.
     Prior to the completion of the restructuring on February 17, 2010, we were able to invest cash through participation in Williams’ cash management program. Subsequent to the restructuring, we may invest cash through participation in the Williams Partners cash management program. Any advances will be represented by one or more demand obligations. The interest rate on demand notes is based upon the overnight investment rate paid on Williams Partners’ excess cash, which was approximately 0.01 percent at June 30, 2010. No cash has been invested in the Williams or Williams Partners cash management program through June 30, 2010.
 Northwest Distributions
     In January 2010, we received cash distributions of $12.6 million from Northwest. In February 2010, Northwest made a cash distribution of $39.3 million to its partners to settle the outstanding advances to Williams as of January 31, 2010, of which our share was $13.7 million. In July 2010, Northwest declared a cash distribution of $39.5 million to its partners of which our share will be $13.8 million to be paid on July 30, 2010.
 Capital Contributions
     Please see Part I, Item 1. Financial Statements — Notes to Consolidated Financial Statements: Note 4. Related Party Transactions.
 Cash Distributions to Unitholders
     We have paid quarterly distributions to unitholders and our general partner after every quarter since our IPO on January 24, 2008. A quarterly cash distribution of $11.5 million was paid on February 12, 2010, to unitholders of record at the close of business on February 5, 2010. Our last quarterly cash distribution of $11.5 million was paid on May 14, 2010 to unitholders on record at the close of business on May 7, 2010. On July 27, 2010 the board of directors of our general partner declared a cash distribution of $11.5 million to be paid on August 13, 2010, to unitholders of record at the close of business on August 6, 2010.

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
Second Quarter 2010 Changes in Internal Controls
     There have been no changes during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information called for by this item is provided in Part I, Item 1. Financial Statements — Notes to Consolidated Financial Statements: Note 2. Contingent Liabilities.
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

10.1*
Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto and Citibank, N.A., as Administrative Agent.

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

Ted T. Timmermans
Chief Accounting Officer
July 29, 2010

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

10.1*
Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto and Citibank, N.A., as Administrative Agent.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

**	Furnished herewith